Form 10-Q
period 1996-03-31
BANKERS LIFE HOLDING CORP
filed 1996-05-14
CIK 894357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF  1934.

    For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

      For the transition period from        to

                         Commission file number 1-11716



                                  BANKERS LIFE
                               HOLDING CORPORATION


            Delaware                                  No. 51-0342500
      State of Incorporation                   IRS Employer Identification No.

    222 Merchandise Mart Plaza
      Chicago, Illinois  60654                        (312) 396-6000
Address of principal executive offices                    Telephone


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


    Shares of common stock outstanding as of May 1, 1996: 49,326,340

                                          PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                                 BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET
                                  (Dollars in millions, except per-share amounts)
                                                                                     March 31,         December 31,
                                                                                       1996                1995
                                                                                       ----                ----
                                                                                   (unaudited)          (audited)
                                                       ASSETS
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1996-- $3,303.3; 1995-- $3,176.4)..........................................    $ 3,241.0            $ 3,252.3
   Mortgage loans...............................................................          4.8                  5.2
   Credit-tenant loans .........................................................         93.6                 88.9
   Policy loans.................................................................         47.3                 47.3
   Short-term investments.......................................................         35.8                 42.8
   Other invested assets........................................................         62.2                 78.4
                                                                                     --------             --------

       Total investments........................................................      3,484.7              3,514.9

Accrued investment income.......................................................         55.0                 49.5
Accounts receivable and uncollected premiums....................................         38.1                 43.9
Reinsurance receivables.........................................................         32.0                 29.9
Cost of policies purchased......................................................        558.0                515.6
Cost of policies produced.......................................................        284.6                244.2
Goodwill (net of accumulated amortization: 1996-- $20.0; 1995-- $17.5)..........        375.0                369.3
Other assets....................................................................         16.9                 17.9
                                                                                     --------             --------

       Total assets.............................................................     $4,844.3             $4,785.2
                                                                                     ========             ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Insurance liabilities........................................................     $3,302.6             $3,265.7
   Income tax liabilities.......................................................         45.9                 59.8
   Investment borrowings........................................................        104.9                 28.1
   Notes payable................................................................        299.9                301.5
   Other liabilities............................................................        116.6                 98.2
                                                                                     --------             --------

       Total liabilities........................................................      3,869.9              3,753.3
                                                                                     --------             --------

Shareholders' equity:
   Common stock and additional paid-in capital (par value $.001; 500,000,000 shares authorized; shares issued and outstanding: 1996  -- 49,326,340;
     1995-- 50,597,758).........................................................        731.8                748.8
   Net unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
       1996-- $(11.7); 1995-- $13.1)............................................        (16.1)                46.7
     Other invested assets (net of applicable deferred income taxes:
       1996-- $.6; 1995-- ($.1))................................................          1.1                  (.2)
   Retained earnings............................................................        257.6                236.6
                                                                                     --------             --------

       Total shareholders' equity...............................................        974.4              1,031.9
                                                                                     --------             --------

       Total liabilities and shareholders' equity...............................     $4,844.3             $4,785.2
                                                                                     ========             ========





         The accompanying notes are an integral part of the consolidated financial statements.



                                  BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Dollars in millions, except per-share amounts)
                                                     (unaudited)



                                                                                         Three months ended
                                                                                             March 31,
                                                                                       --------------------
                                                                                       1996            1995
                                                                                       ----            ----
                                                                                                   (Prior basis)
Revenues:
   Insurance policy income...................................................        $  319.7        $  313.9
   Investment activity:
     Net investment income ..................................................            64.0            62.0
     Net trading income (losses).............................................            (1.1)             .1
     Net realized gains (losses).............................................             3.1            (1.3)
   Restructuring income......................................................            16.0              --
   Other income (loss).......................................................              .6             (.1)
                                                                                     --------        --------

     Total revenues..........................................................           402.3           374.6
                                                                                     --------        --------

Benefits and expenses:
   Insurance policy benefits ................................................           245.8           239.8
   Amortization related to operations........................................            24.0            30.6
   Amortization related to realized gains (losses)...........................             2.9             (.9)
   Interest expense on annuities and financial products......................            19.9            19.7
   Interest expense on notes payable.........................................             7.1             8.2
   Interest expense on investment borrowings.................................              .8              .7
   Other operating costs and expenses........................................            38.6            34.7
                                                                                     --------        --------

     Total benefits and expenses.............................................           339.1           332.8
                                                                                     --------        --------

     Income before income tax and extraordinary charge.......................            63.2            41.8

Income tax expense...........................................................            23.2            15.0
                                                                                     --------        --------

     Income before extraordinary charge......................................            40.0            26.8
Extraordinary charge on extinguishment of debt, net
   of income tax benefit.....................................................            10.0              --
                                                                                     --------        --------

     Net income..............................................................        $   30.0        $   26.8
                                                                                     ========        ========

Earnings per common share:
   Weighted average common shares outstanding................................      49,521,870      52,801,380
                                                                                   ==========      ==========

   Income per share before extraordinary charge..............................            $.81            $.51
   Extraordinary charge......................................................             .20              --
                                                                                        -----            ----

     Net income .............................................................            $.61            $.51
                                                                                         ====            ====





         The accompanying notes are an integral part of the consolidated financial statements.



                                  BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                (Dollars in millions)
                                                      (unaudited)



                                                                                         Three months ended
                                                                                             March 31,
                                                                                       ---------------------
                                                                                       1996            1995
                                                                                       ----            ----
                                                                                                   (Prior basis)
Common stock and additional paid-in capital:
   Balance, beginning of period..............................................         $ 748.8        $  371.1
     Cost of shares acquired and effectively retired.........................           (27.7)             --
     Issuance of common stock................................................              --             1.1
     Adjustment of balance due to push down accounting.......................            10.7             --
                                                                                      -------        -------

   Balance, end of period....................................................         $ 731.8        $  372.2
                                                                                      =======        ========

Net unrealized appreciation (depreciation)of securities:
   Fixed  maturity securities:
     Balance, beginning of period............................................         $  46.7        $(121.8)
       Change in net unrealized appreciation (depreciation)..................           (62.6)          54.9
       Adjustment of balance due to push down accounting.....................             (.2)            --
                                                                                      -------        -------

     Balance, end of period..................................................         $ (16.1)       $ (66.9)
                                                                                      =======        =======

   Other invested assets:
     Balance, beginning of period............................................         $   (.2)       $   1.3
       Change in net unrealized appreciation (depreciation)..................             1.3           (2.1)
                                                                                      -------        -------

     Balance, end of period..................................................         $   1.1        $   (.8)
                                                                                      =======        =======

Retained earnings:
   Balance, beginning of period..............................................         $ 236.6        $  227.6
     Net income..............................................................            30.0            26.8
     Dividends on common stock...............................................            (7.4)           (7.9)
     Adjustment of balance due to push down accounting.......................            (1.6)             --
                                                                                     --------        --------

   Balance, end of period....................................................         $ 257.6        $  246.5
                                                                                     ========        ========

       Total shareholders' equity............................................        $  974.4        $  551.0
                                                                                     ========        ========














         The accompanying notes are an integral part of the consolidated financial statements.



                                 BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Dollars in millions)
                                                     (unaudited)


                                                                                          Three months ended
                                                                                              March 31,
                                                                                       ----------------------
                                                                                       1996              1995
                                                                                       ----              ----
                                                                                                     (Prior basis)
Cash flows from operating activities:
   Net income.....................................................................    $  30.0          $  26.8
   Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary charge on extinguishment of debt (before income tax)...........       15.4               --
     Amortization and depreciation................................................       27.2             30.4
     Income taxes.................................................................       10.6             12.8
     Insurance liabilities........................................................       17.7             13.5
     Interest credited to insurance liabilities...................................       19.9             19.7
     Fees charged to insurance liabilities........................................       (4.4)            (5.0)
     Accrual and amortization of investment income................................       (4.8)            (6.4)
     Deferral of cost of policies produced........................................      (38.5)           (39.8)
     Other liabilities............................................................       18.0             14.3
     Realized (gains) losses and trading (income) losses on investments...........       (2.0)             1.2
     Other, net...................................................................        4.7             (1.2)
                                                                                      -------          -------

       Net cash provided by operating activities.............................            93.8             66.3
                                                                                      -------          -------

Cash flows from investing activities:
   Sales of investments......................................................           533.4             82.7
   Maturities and redemptions................................................            34.4             21.6
   Purchases of investments..................................................          (695.9)          (437.2)
   Other.....................................................................             (.3)             (.8)
                                                                                      -------          -------

           Net cash used by investing activities.............................          (128.4)          (333.7)
                                                                                      -------          -------

Cash flows from financing activities:
   Issuance of common stock, net.............................................              --              1.1
   Issuance of notes payable.................................................           306.1               --
   Payments on notes payable.................................................          (323.2)              --
   Repurchase of common stock................................................           (27.7)              --
   Dividends paid on common stock............................................            (7.4)            (7.9)
   Deposits to insurance liabilities.........................................            54.0             81.7
   Withdrawals from insurance liabilities....................................           (51.0)           (43.3)
   Investment borrowings.....................................................            76.8            269.4
                                                                                      -------          -------

           Net cash provided by financing activities.........................            27.6            301.0
                                                                                      -------          -------

           Net increase (decrease) in short-term investments.................            (7.0)            33.6

Short-term investments, beginning of period..................................            42.8             88.7
                                                                                      -------          -------

Short-term investments, end of period........................................         $  35.8          $ 122.3
                                                                                      =======          =======










         The accompanying notes are an integral part of the consolidated financial statements.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the 1995 Form 10-K of Bankers Life Holding Corporation.

     SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation

     The consolidated financial statements include Bankers Life Holding Corporation ("BLH") and its direct and indirect wholly owned insurance subsidiaries, all of which are collectively referred to hereinafter as "Bankers." Insurance subsidiaries include: Bankers Life and Casualty Company and its wholly owned subsidiary, Certified Life Insurance Company (collectively "BLC") and their parent, Bankers Life Insurance Company of Illinois ("BLI"). Bankers markets health and life insurance and annuity products primarily to senior citizens through approximately 200 branch offices and 3,200 career agents. Intercompany transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring items, which are necessary for a fair presentation of the consolidated financial position at March 31, 1996, and the consolidated results of operations for the three months ended March 31, 1996 and 1995.

     In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that significantly affect various reported amounts. For example, significant estimates and assumptions are utilized in calculating the cost of policies produced, the cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. If Bankers' future experience differs materially from these estimates and assumptions, its financial statements could be affected.

     During the first six months of 1995,  Conseco  Inc.  ("Conseco")  purchased
12.8 million shares of BLH representing 24 percent of the then outstanding shares of BLH, increasing its ownership in BLH to 85 percent. During the last six months of 1995, BLH repurchased 2.2 million shares of its common stock at a cost of $42.1 million. Conseco's ownership in BLH was 88 percent at December 31, 1995. During the first quarter of 1996, BLH repurchased 1.3 million shares at a cost of $27.7 million, increasing Conseco's ownership in BLH to 90.5 percent at March 31, 1996.

     As a result of Conseco's significant ownership interest in Bankers, a new basis of accounting under the "push down" method was adopted effective June 30, 1995. Under this method, the assets and liabilities of Bankers were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. The new accounting basis was reflected in the consolidated balance sheet and statement of shareholders' equity at June 30, 1995, and is reflected in the statements of operations and cash flows for periods subsequent to June 30, 1995. As a result, the assets and liabilities of Bankers included in the March 31, 1996, consolidated balance sheet represent the following combination of values:
(i) the portion of Bankers' net assets acquired by Conseco in the November 1992 acquisition is valued as of that acquisition date; (ii) the portion acquired in September 1993 is valued as of that date; (iii) the portion acquired during 1995 and 1996 (including the increase in Conseco's ownership as a result of BLH's common stock repurchases) is valued as of the date of their purchases and (iv) the portion of Bankers' net assets owned by minority interests is valued based on a combination of (i) above and the historical bases of net assets acquired in the November 1992 acquisition.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




     The effect of the use of push down accounting on BLHs' balance sheet accounts as a result of the shares of BLH's common stock repurchased during the first quarter of 1996 is as follows (dollars in millions):

                                                                                  Debit
                                                                                (Credit)
                                                                                --------
         Cost of policies purchased........................................    $   9.0
         Cost of policies produced.........................................       (5.0)
         Goodwill..........................................................        7.2
         Insurance liabilities.............................................       (1.4)
         Income tax liabilities............................................       (1.1)
         Notes payable.....................................................        (.5)
         Other liabilities.................................................          7
         Common stock and additional paid-in capital.......................      (10.7)
         Net unrealized appreciation of securities.........................         .2
         Retained earnings.................................................        1.6

     Certain amounts in the 1995 financial statements were reclassified to conform with the 1996 presentation.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

     The adjustment to carry actively managed fixed maturities at fair value resulted in the following effects on balance sheet accounts as of March 31, 1996:

                                                                                Effect of fair value
                                                                  Balance      adjustment on actively
                                                                  before            managed fixed        Reported
                                                                adjustment       maturity securities      amount
                                                                ----------       -------------------      ------
                                                                                (Dollars in millions)

Actively managed fixed maturity securities...................    $ 3,303.3            $ (62.3)          $3,241.0
Other invested assets........................................         56.7                5.5               62.2
Cost of policies purchased...................................        537.6               20.4              558.0
Cost of policies produced....................................        276.0                8.6              284.6
Income tax liabilities ......................................         57.6              (11.7)              45.9
Net unrealized depreciation of fixed maturities..............           --              (16.1)             (16.1)

     CHANGES IN NOTES PAYABLE

     In March 1996, BLH completed a tender offer pursuant to which it repurchased $148.3 million principal balance of its 13 percent senior subordinated notes for $173.2 million. The repurchased notes had a carrying value of $157.8 million. In the first quarter of 1996, Bankers reported an extraordinary charge of $10.0 million (net of applicable income tax) as a result of the repurchase. The repurchase was made using the proceeds from a revolving credit facility entered into in February 1996. In conjunction with the tender offer, holders of the senior subordinated notes consented to amendments to the indenture for such notes which eliminated substantially all restrictive covenants of the notes, including covenants which limited Bankers' ability to pay dividends, incur additional indebtedness, repurchase its common stock and make certain investments.

     Principal amounts which can be borrowed under the new revolving credit facility total $400 million (including a competitive bid facility in the aggregate principal amount of up to $100 million) and are due in 2001. Borrowings accrue interest at a rate of LIBOR plus an applicable margin of 50 or 75 basis points, depending on Bankers' ratio of debt to consolidated net worth (the weighted average rate at March 31, 1996, was 6.1 percent). At March 31, 1996,

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



the total principal balance borrowed under the revolving credit agreement was $270 million. In addition to the repurchase of the 13 percent senior subordinated notes, proceeds were used to repay the existing $110 million principal balance due under the bridge loan facility. The revolving credit agreement contains a number of covenants, including among other things, prohibitions or limitations on indebtedness, liens, mergers, acquisitions, sales of assets outside of the normal course of business and certain transactions with affiliates.

     CHANGES IN CAPITAL STOCK

     In January 1996, BLH completed the share repurchase program originally announced in April 1994 and expanded in August 1995. During 1995, BLH repurchased 2,240,000 shares for $42.1 million. During the first quarter of 1996, BLH repurchased 1,272,248 shares for $27.7 million.

     See "Organization and Basis of Presentation" above for a discussion of the change in basis resulting from Conseco's increased ownership of Bankers and the adoption of the "push down" method of accounting.

     During the first quarter of 1996, BLH issued 830 shares of common stock upon the exercise of stock options.

     RELATED PARTY TRANSACTIONS

     Effective January 1, 1996, Bankers operates without home office employees through service agreements with Conseco. Fees for such services are based on Conseco's direct and directly allocable costs plus a 10 percent margin. Such fees totaled $29.6 million during the first quarter of 1996.

     During the first quarter of 1995, Conseco provided data processing, executive management and investment management services to Bankers for $4.0 million.

     Conseco Capital Partners II, L.P. ("Partnership II") is a partnership formed by Conseco to invest in privately negotiated acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. Bankers participated in Partnership II's only acquisition, American Life Holdings, Inc. ("AGP") in September 1994 and made additional investments in November 1995. In March 1996, Conseco announced that it would be dissolving Partnership II. Accordingly, the partners (including Bankers) have no further commitment to make additional contributions of capital to Partnership II. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. In any event, Partnership II's assets must be distributed within two years of the effective date of dissolution. Bankers' investments in Partnership II and AGP have a cost of $31.7 million and a carrying value of $52.2 million at March 31, 1996. Such investments are reported in other invested assets on the consolidated balance sheet.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     RESULTS OF OPERATIONS

     Financial data for periods subsequent to June 30, 1995 reflect the adoption of a new basis of accounting under the "push down" method and, accordingly, data for the 1995 quarter may not be comparable with data for the 1996 quarter. Significant accounting adjustments recorded as a result of the adoption of the new basis are described in the notes to the consolidated financial statements in Bankers' 1995 Form 10-K. These adjustments impact the comparability of operating data principally by replacing a portion of amortization expense for the cost of policies produced with amortization expense for the cost of policies purchased and goodwill, which have different amortization assumptions and bases.

     First Quarter of 1996 Compared to the First Quarter of 1995

     Insurance policy income increased 1.8 percent to $319.7 million during 1996 as a result of increases in Medicare supplement and long-term care premiums, which were largely offset by the anticipated decrease in comprehensive major medical product premiums due to prior steps taken to improve the profitability of this product.

     Net investment  income  increased 3.2 percent to $64.0 million in 1996 on a
4.3 percent increase in average invested assets (amortized cost basis). The percentage increase in net investment income was less than the percentage increase in average invested assets because the yield earned on average invested assets declined to 7.3 percent in 1996 from 7.4 percent in 1995. Invested assets grew as a result of operations.

     Restructuring income in 1996, represents the gain realized as a result of the sale of Bankers' investment in Noble Broadcast Group, Inc., a private company that owns and operates 12 radio stations.

     Net realized gains (losses) and net trading gains (losses) often fluctuate from period to period. Bankers sold $531.4 million of investments during 1996 compared to $81.7 million in 1995 which sales resulted in net realized gains of $3.1 million and trading losses of $1.1 million in 1996 compared to net realized gains of $.9 million and trading income of $.1 million in 1995. Net realized gains in 1995 were net of a $2.2 million writedown of certain exchange-rate-linked securities as a result of foreign currency fluctuations.

     Selling securities at a gain and reinvesting the proceeds at a lower yield may, absent other management action, tend to decrease future investment yields. Bankers believes, however, that the following factors would mitigate the adverse effect of such decreases on net income: (i) Bankers recognizes additional amortization of the cost of policies purchased and the cost of policies produced in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains (losses) below); (ii) Bankers can reduce interest rates credited to some products thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Other income (loss) is comprised primarily of experience rating refunds related to group accident and health contracts which often fluctuate from period to period.

     Insurance policy benefits increased 2.5 percent to $245.8 million in 1996. Such increase reflects: (i) higher incidence of claims in the long-term care and comprehensive health lines; and (ii) the increased amount of business in force on which benefits are incurred.

     Amortization related to operations decreased 22 percent to $24.0 million in 1996. Amortization related to operations in 1996 reflects the different amortization assumptions and bases as a result of the adoption of a new basis of accounting.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     Cost of policies produced represents the cost of producing new business (primarily commissions and certain costs of policy issuance and underwriting) which varies with and is primarily related to the production of new business. Costs deferred may represent amounts paid in the period new business is written (such as underwriting costs and first year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of ultimate commissions paid). Cost of policies purchased represents the portion of Conseco's cost to acquire Bankers that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates.

     Some costs incurred subsequent to the adoption of the new accounting basis on policies issued prior to such date, which otherwise would have been deferred had it not been for the change in accounting basis (because they vary with and are primarily related to the production of the acquired interests in policies), are expensed. Such costs are primarily comprised of certain commissions paid in excess of ultimate commissions which totaled approximately $3.0 million and have been expensed as operating expense in the three months ended March 31, 1996. However, such amounts were considered in determining the cost of policies purchased and its amortization.

     Amortization related to realized gains (losses) fluctuates as a result of the change in realized gains (losses) discussed above.

     Interest expense on annuities and financial products increased 1.0 percent to $19.9 million in 1996. Such increase reflects the increase in annuity liabilities. At March 31, 1996 and 1995, the weighted average crediting rate for Bankers' annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.4 percent.

     Interest expense on notes payable decreased 13 percent to $7.1 million in 1996. Such decrease reflects the reduction in interest expenses resulting from the repurchase of $148.3 million principal balance of Bankers' 13 percent senior subordinated notes in March 1996 using the proceeds from a revolving credit facility. The weighted average interest rate on borrowings under the revolving credit facility was 6.1 percent at March 31, 1996.

     Interest expense on investment borrowings in 1996 and 1995 reflects changes in investment borrowing activities and the interest rates paid on such borrowings. Bankers' average investment borrowings were $61 million and $48 million in the first quarters of 1996 and 1995, respectively.

     Income tax expense increased 55 percent to $23.2 million in 1996 primarily due to the increase in pretax income. The effective tax rate of 37 percent for 1996 and 36 percent for 1995 exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Extraordinary charge in 1996 represents the loss recognized on the early extinguishment of $148.3 million principal balance of BLH's 13 percent senior subordinated notes.

SALES

     In accordance with generally accepted accounting principles, the insurance policy income shown in Bankers' consolidated statement of operations consists primarily of premiums received for policies which have life contingencies or morbidity features. For annuity contracts without such features, accounting rules dictate that premiums collected are not reported as revenues, but rather as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

     Premiums collected for the first quarter of 1996 were $385.1 million, of which $54.0 million were recorded as deposits to policy liability accounts. This compares to $407.3 million collected and $81.7 million recorded as deposits to policy liability accounts in the first quarter of 1995. Collected premiums by business segment are as follows:

                                                                                         Three months ended
                                                                                              March 31,
                                                                                        --------------------
                                                                                        1996            1995
                                                                                        ----            ----
                                                                                        (Dollars in millions)
Individual health
   Medicare supplement..........................................................        $163.1         $159.9
   Long-term care...............................................................          45.8           37.6
   Other........................................................................          20.9           25.9
                                                                                        ------         ------

       Total individual health..................................................         229.8          223.4
Annuities.......................................................................          53.8           80.0
Individual life.................................................................          24.4           24.0
Group and other.................................................................          77.1           79.9
                                                                                        ------         ------

       Total....................................................................        $385.1         $407.3
                                                                                        ======         ======

     Medicare supplement premiums increased 2.0 percent in the first quarter of 1996 compared to the same period in 1995. Such premiums accounted for 42 percent of total collected premiums in 1996 compared to 39 percent in 1995. The number of new Medicare supplement policies sold in the first quarter of 1996 totaled 13,421, down 23 percent compared to the number of policies sold in the first quarter of 1995. Annualized new business premiums from such new sales totaled $12.9 million in the first quarter of 1996 compared to $15.7 million in the first quarter of 1995.

     Long-term care premiums increased 22 percent in the first quarter of 1996 compared to the same period in 1995. Such premiums accounted for 12 percent of total collected premiums in 1996 compared to 9.2 percent in 1995. The continued growth in this product line reflects new product introductions, the competitiveness of Bankers' products, the success of agent cross-selling activities, increased consumer awareness and demand and improved persistency on a larger basis of renewal premiums. Annualized new business premiums from new sales were $9.9 million in the first quarter of 1996, up 19 percent over the same period in 1995.

     Annuity premiums decreased 33 percent in the first quarter of 1996 compared to the same period in 1995. The decrease reflects the increased competition from alternative investment products.

     Collected premiums for other individual health policies decreased 19 percent in the first quarter of 1996 compared to the same period in 1995. The decrease, which was anticipated, follows steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1995, and March 31, 1996, reflect: (i) the growth in Bankers' assets and liabilities from operating activities; (ii) the notes payable and capital stock transactions described in the accompanying notes to the consolidated financial statements;
(iii) the increase in investment borrowings; (iv) the change in the net unrealized appreciation (depreciation) of fixed maturity securities and (v) the change in basis resulting from the increase in Conseco's ownership of Bankers during the first quarter of 1996 and the use of the "push down" method of accounting.

      Excluding the mark-to-market adjustment, the book value per share of common stock was $20.08 at March 31, 1996, and $19.47 at December 31, 1995; and the ratio of debt to shareholders' equity was .30-to-1 at March 31, 1996, and
 .31-to-1 at December 31, 1995. Including the mark-to-market adjustment, the book value per share of common stock was $19.75 at March 31, 1996, and $20.39 at December 31, 1995; and the ratio of debt to shareholders' equity was .31-to-1 at March 31, 1996, and .29-to-1 at December 31, 1995.

     Dividends declared on common stock during the first quarter of 1996 were $0.15 per share.
                                                          11

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     INVESTMENTS

     At March 31, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                            Gross          Gross         Estimated
                                                           Amortized     unrealized     unrealized         fair
                                                             cost           gains         losses           value
                                                             ----           -----         ------           -----
                                                                           (Dollars in millions)
United States Treasury securities and obligations of
   United States government corporations and agencies..    $   34.9         $  .3        $    .7         $    34.5
Obligations of states and political subdivisions.......        15.3            .6             .1              15.8
Debt securities issued by foreign governments..........        27.5            .1             .7              26.9
Public utility securities..............................       500.4           2.1           24.4             478.1
Other corporate securities.............................     1,684.4          17.6           33.1           1,668.9
Mortgage-backed securities.............................     1,040.8           2.0           26.0           1,016.8
                                                           --------         -----        -------         ---------

       Total...........................................    $3,303.3         $22.7        $  85.0         $ 3,241.0
                                                           ========         =====        =======         =========

     The following table sets forth the investment ratings of fixed maturity securities at March 31, 1996 (designated categories include securities with "+" or "-" modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization, or as to $49.7 million fair value of fixed maturity securities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB"; and Classes 4-6, "B and below":

                                                                        Percent of
                                                                ---------------------------
                                                                   Fixed           Total
                          Investment rating                     maturities      investments
                          -----------------                     ----------      -----------
                   AAA...............................               37%             34%
                   AA................................               11              10
                   A  ...............................               21              20
                   BBB...............................               25              23
                                                                  ----            ----

                      Investment-grade...............               94              87
                                                                  ----            ----

                   BB................................                5               5
                   B and below.......................                1               1
                                                                  ----            ----

                      Below investment-grade.........                6               6
                                                                  ----            ----

                         Total actively managed
                           fixed maturities..........              100%             93%
                                                                   ===             ===

     At March 31, 1996, Bankers' below investment-grade fixed maturities had an amortized cost of $203.5 million and estimated fair value of $199.1 million.

     During the first three months of 1995, writedowns of exchange-rate-linked securities totaled $2.2 million due to foreign currency fluctuations which indicated that the full amount of these investments would not be realized. Bankers had no exchange-rate-linked securities at March 31, 1996.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     Investments in mortgage-backed securities at March 31, 1996, included collateralized mortgage obligations ("CMOs") of $474.1 million and mortgage-backed pass-through securities of $542.7 million. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches". These securities provide for sequential retirement of principal, rather than the retirement of principal on a pro rata basis, which occurs through regular monthly principal payments on pass-through securities.

    The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities including CMOs at March 31, 1996, summarized by interest rates on the underlying collateral:

                                                                        Par           Amortized         Estimated
                                                                       value            cost           fair value
                                                                       -----            ----           ----------
                                                                                (Dollars in millions)
    Below 7 percent...........................................      $  525.2           $  513.7         $  496.1
    7 percent - 8 percent.....................................         433.6              428.7            423.2
    8 percent - 9 percent.....................................          75.3               75.3             75.4
    9 percent and above.......................................          22.7               23.1             22.1
                                                                    --------           --------         --------

         Total mortgage-backed securities.....................      $1,056.8           $1,040.8         $1,016.8
                                                                    ========           ========         ========

    Reverse repurchase agreements and dollar-roll transactions are entered into to increase return on investments and improve liquidity. These transactions generally terminate after 30 days and are accounted for as short-term borrowings collateralized by pledged securities with book values approximately equal to the loan value. Such borrowings averaged approximately $61 million during the first quarter of 1996, compared to approximately $48 million during the same period of 1995.

    STATUTORY INFORMATION

    Bankers'  life  insurance  subsidiaries  are  required  to follow  statutory
accounting   practices  ("SAP")  prescribed  or  permitted  by  state  insurance regulators. SAP differs in many respects from generally accepted accounting principles. After appropriate eliminations of intercompany accounts, Bankers' life insurance subsidiaries reported combined statutory net income of $12.7 million for the three months ended March 31, 1996 and the following amounts on their combined balance sheet at that date (dollars in millions):

         Statutory capital and surplus (a)..........................................          $329.9
         Asset valuation reserve ("AVR") (b)........................................            25.6
         Interest maintenance reserve ("IMR") (b)...................................            59.2
                                                                                              ------

              Total.................................................................          $414.7
                                                                                              ======

     (a) In connection with the acquisition of its life insurance subsidiaries, BLH increased the capital of BLI by providing $500.0 million of cash in exchange for a surplus debenture. As required by the regulatory authorities, the remaining unpaid principal of $400.0 million at March 31, 1996 ($430.0 million at December 31, 1995), is considered a part of statutory capital and surplus of BLI. BLI made a scheduled principal payment of $30.0 million plus accrued interest on the surplus debenture on March 29, 1996.

     (b) Statutory accounting practices classify certain segregated portions of surplus, called AVR and IMR, as liabilities. The purpose of these accounts is to stabilize statutory net income and surplus against fluctuations in the market value and creditworthiness of investments. The IMR captures all realized investment gains and losses resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the investment portfolio.

                                                         13

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     Statutory regulations restrict the amount of capital and surplus of life insurance subsidiaries that may be transferred to the parent in the form of dividends, loans or advances. Payments to BLH by BLI of principal and interest on the surplus debenture may be made by BLI from its available funds only when the Illinois Department of Insurance ("DOI") is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's statutory surplus at March 31, 1996, was $329.9 million. All dividend payments by BLI are subject to prior written approval of the DOI. In March 1996, BLI declared an extraordinary dividend of $10.0 million to BLH, which was paid on April 1, 1996.

     BLI's ability to service its obligation under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from BLC. BLC may, upon prior notice to the DOI, pay dividends in any twelve-month period up to the greater of: (i) statutory net income for the prior year; or
(ii) 10 percent of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital was greater than twice its total RBC at March 31, 1996. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. On April 1, 1996, BLC paid regular dividends of $16.0 million to BLI. During the remainder of 1996, BLC may pay additional dividends up to $70.0 million without DOI approval.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

        a)    Exhibits

        10.10 Conseco, Inc. Second Amended and Restated Deferred Compensation
              Plan

        11    Computation of Earnings Per Share

        27    Financial Data Schedule

        b)    Reports on Form 8-K

              A report on Form 8-K dated January 29, 1996, was filed with the Commission to report under Item 5, the tender offer by BLH to purchase all of its outstanding 13% Senior Subordinated Notes due 2002.

              A report on Form 8-K dated February 12, 1996, was filed with the Commission to report under Item 5: (i) the February 12, 1996 release of fourth quarter 1995 and full year 1995 results of Bankers; and (ii) BLH's new bank credit facility entered into on February 16, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BANKERS LIFE HOLDING CORPORATION



Dated: May 14, 1996                   By:  /s/ ROLLIN M. DICK
                                           ------------------
                                           Rollin M. Dick
                                           Executive Vice President and
                                             Chief Financial Officer
                                             (authorized officer and principal
                                             financial officer)