Form 10-Q
period 1996-06-30
BANKERS LIFE HOLDING CORP
filed 1996-08-14
CIK 894357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

        For the transition period from          to

                         Commission file number 1-11716



                                  BANKERS LIFE
                               HOLDING CORPORATION


                 Delaware                                No. 51-0342500
          ----------------------                 -------------------------------
          State of Incorporation                 IRS Employer Identification No.



         222 Merchandise Mart Plaza
          Chicago, Illinois  60654                         (312) 396-6000
         --------------------------                        --------------
    Address of principal executive offices                    Telephone


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]



       Shares of common stock outstanding as of August 1, 1996: 49,335,020

                                              PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

                                     BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                      (Dollars in millions, except per share amount)

                                                                                          June 30,          December 31,
                                                                                            1996                1995
                                                                                            ----                ----
                                                                                         (unaudited)          (audited)
                                                         ASSETS
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1996-- $3,268.4; 1995-- $3,176.4)...............................................      $3,160.7             $3,252.3
   Mortgage loans....................................................................           4.8                  5.2
   Credit-tenant loans ..............................................................         102.0                 88.9
   Policy loans......................................................................          47.6                 47.3
   Short-term investments............................................................          92.2                 42.8
   Other invested assets.............................................................          72.2                 78.4
                                                                                           --------             --------

       Total investments.............................................................       3,479.5              3,514.9

Accrued investment income............................................................          56.7                 49.5
Accounts receivable and uncollected premiums.........................................          38.0                 43.9
Reinsurance receivables..............................................................          33.9                 29.9
Cost of policies purchased...........................................................         552.5                515.6
Cost of policies produced............................................................         312.7                244.2
Goodwill (net of accumulated amortization: 1996-- $22.6; 1995-- $17.5)...............         376.2                369.3
Other assets.........................................................................          17.8                 17.9
                                                                                           --------             --------

     Total assets....................................................................      $4,867.3             $4,785.2
                                                                                           ========             ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Insurance liabilities.............................................................      $3,327.0             $3,265.7
   Income tax liabilities............................................................          27.2                 59.8
   Investment borrowings.............................................................         146.0                 28.1
   Notes payable.....................................................................         297.9                301.5
   Other liabilities.................................................................          88.9                 98.2
                                                                                           --------             --------

       Total liabilities.............................................................       3,887.0              3,753.3
                                                                                           --------             --------

Shareholders' equity:
   Common stock and additional paid-in capital (par value $.001; 500,000,000 shares authorized; shares issued and outstanding: 1996  -- 49,326,340;
     1995-- 50,597,758)..............................................................         731.8                748.8
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
       1996-- $(20.5); 1995-- $13.1).................................................         (34.2)                46.7
     Other invested assets (net of applicable deferred income taxes:
       1996-- $.2; 1995-- ($.1)).....................................................            .3                  (.2)
   Retained earnings.................................................................         282.4                236.6
                                                                                           --------             --------

       Total shareholders' equity....................................................         980.3              1,031.9
                                                                                           --------             --------

       Total liabilities and shareholders' equity....................................      $4,867.3             $4,785.2
                                                                                           ========             ========







               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                     BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Dollars in millions, except per share amounts)

                                                        (unaudited)



                                                                         Three months ended         Six months ended
                                                                              June 30,                  June 30,
                                                                        -------------------        ------------------
                                                                        1996           1995        1996          1995
                                                                        ----           ----        ----          ----
                                                                                 (Prior basis)               (Prior basis)
Revenues:
   Insurance policy income......................................       $324.3         $307.0        $644.0        $620.9
   Investment activity:
     Net investment income .....................................         65.8           65.9         129.8         127.9
     Net trading income (losses)................................          (.9)           2.4          (2.0)          2.5
     Net realized gains.........................................          2.2           14.5           5.3          13.2
   Restructuring income.........................................          -              -            16.0           -
   Other income (loss)..........................................         (2.0)           2.5          (1.4)          2.4
                                                                       ------        -------        ------       -------

     Total revenues.............................................        389.4          392.3         791.7         766.9
                                                                       ------        -------        ------       -------

Benefits and expenses:
   Insurance policy benefits ...................................        240.0          238.0         485.8         477.8
   Amortization related to operations...........................         31.6           30.4          55.6          61.0
   Amortization related to realized gains.......................          2.5            7.9           5.4           7.0
   Interest expense on annuities and financial products.........         20.3           18.3          40.2          38.0
   Interest expense on notes payable............................          5.6            7.9          12.7          16.1
   Interest expense on investment borrowings....................          1.5            2.7           2.3           3.4
   Other operating costs and expenses...........................         36.1           35.0          74.7          69.7
                                                                       ------        -------        ------       -------

     Total benefits and expenses................................        337.6          340.2         676.7         673.0
                                                                       ------        -------        ------       -------

     Income before income tax and extraordinary charge..........         51.8           52.1         115.0          93.9

Income tax expense..............................................         19.6           18.7          42.8          33.7
                                                                       ------        -------        ------       -------

     Income before extraordinary charge.........................         32.2           33.4          72.2          60.2
Extraordinary charge on extinguishment of debt, net
   of income tax benefit........................................           -              -           10.0            -
                                                                       ------        -------        ------       -------

     Net income.................................................       $ 32.2        $  33.4        $ 62.2        $ 60.2
                                                                       ======        =======        ======       =======

Earnings per common share:
   Weighted average common shares outstanding...................   49,334,930     52,837,252    49,429,312    52,819,415
                                                                   ==========     ==========    ==========    ==========

   Income per share before extraordinary charge.................         $.65           $.63         $1.46         $1.14
   Extraordinary charge.........................................          -              -             .20            -
                                                                         ----           ----        ------         -----

     Net income ................................................         $.65           $.63         $1.26         $1.14
                                                                         ====           ====         =====         =====



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                     BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (Dollars in millions)

                                                        (unaudited)



                                                                                              Six months ended
                                                                                                 June 30,
                                                                                            -------------------
                                                                                            1996           1995
                                                                                            ----           ----
                                                                                                       (Prior basis)
Common stock and additional paid-in capital:
   Balance, beginning of period...................................................      $ 748.8         $ 371.1
     Cost of shares acquired and effectively retired..............................        (27.7)             -
     Issuance of common stock.....................................................           -              1.1
     Adjustment of balance due to push down accounting............................         10.7           401.3
                                                                                        -------         -------

   Balance, end of period.........................................................      $ 731.8         $ 773.5(a)
                                                                                        =======         =======

Net unrealized appreciation   (depreciation)  of  securities:
   Fixed  maturity securities:
     Balance, beginning of period.................................................      $  46.7         $(121.8)
       Change in net unrealized appreciation (depreciation).......................        (80.7)          121.7
       Adjustment of balance due to push down accounting..........................          (.2)           (7.5)
                                                                                        -------         -------

     Balance, end of period.......................................................      $ (34.2)        $  (7.6)(a)
                                                                                        =======         =======

   Other invested assets:
     Balance, beginning of period.................................................      $   (.2)        $   1.3
       Change in net unrealized appreciation .....................................           .5             8.5
       Adjustment of balance due to push down accounting..........................           -               .1
                                                                                        -------         -------

     Balance, end of period.......................................................      $    .3         $   9.9(a)
                                                                                        =======         =======

Retained earnings:
   Balance, beginning of period...................................................       $236.6         $ 227.6
     Net income...................................................................         62.2            60.2
     Dividends on common stock....................................................        (14.8)          (15.8)
     Adjustment of balance due to push down accounting............................         (1.6)          (83.6)
                                                                                        -------         -------

   Balance, end of period.........................................................       $282.4         $ 188.4(a)
                                                                                         ======         =======

       Total shareholders' equity.................................................       $980.3         $ 964.2(a)
                                                                                         ======         =======

(a)  Period end balances reflect the adoption of a new accounting basis.











               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                    BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Dollars in millions)

                                                       (unaudited)


                                                                                                Six months ended
                                                                                                   June 30,
                                                                                            ---------------------
                                                                                            1996             1995
                                                                                            ----             ----
                                                                                                         (Prior basis)
Cash flows from operating activities:
     Net income.......................................................................  $    62.2         $   60.2
     Adjustments to reconcile net income to net cash provided by operating activities:
       Extraordinary charge on extinguishment of debt (before income tax).............       15.4              -
       Amortization and depreciation..................................................       61.9             69.4
       Income taxes...................................................................         .7             (5.1)
       Insurance liabilities..........................................................       19.9             23.9
       Interest credited to insurance liabilities.....................................       40.2             38.0
       Fees charged to insurance liabilities..........................................      (11.9)           (10.7)
       Accrual and amortization of investment income..................................       (6.2)           (12.4)
       Deferral of cost of policies produced..........................................      (74.7)           (79.2)
       Other liabilities..............................................................      (12.2)            10.5
       Realized (gains) and trading (income) losses on investments....................       (3.3)           (15.7)
       Other, net.....................................................................        1.1              3.1
                                                                                        ---------         --------

         Net cash provided by operating activities....................................       93.1             82.0
                                                                                        ---------         --------

Cash flows from investing activities:
     Sales of investments.............................................................    1,129.1            472.3
     Maturities and redemptions.......................................................       59.8             34.9
     Purchases of investments.........................................................   (1,302.0)          (678.7)
     Other ...........................................................................        (.4)             4.3
                                                                                        ---------         --------

         Net cash used by investing activities........................................     (113.5)          (167.2)
                                                                                        ---------         --------

Cash flows from financing activities:
     Issuance of common stock, net....................................................        -                1.1
     Issuance of notes payable........................................................      309.1              -
     Payments on notes payable........................................................     (328.3)           (16.0)
     Repurchase of common stock.......................................................      (27.7)             -
     Dividends paid on common stock...................................................      (14.8)           (15.8)
     Deposits to insurance liabilities................................................      111.0            156.8
     Withdrawals from insurance liabilities...........................................      (97.4)           (89.1)
     Investment borrowings............................................................      117.9             56.3
                                                                                        ---------         --------

         Net cash provided by financing activities....................................       69.8             93.3
                                                                                        ---------         --------

         Net increase in short-term investments.......................................       49.4              8.1

Short-term investments, beginning of period...........................................       42.8             88.7
                                                                                        ---------         --------

Short-term investments, end of period.................................................  $    92.2         $   96.8
                                                                                        =========         ========









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

     SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation

     The consolidated financial statements include Bankers Life Holding Corporation ("we" or "BLH") and its direct and indirect wholly owned insurance subsidiaries, all of which are collectively referred to hereinafter as "Bankers." Insurance subsidiaries include: Bankers Life and Casualty Company and its wholly owned subsidiary, Certified Life Insurance Company (collectively "BLC") and their parent, Bankers Life Insurance Company of Illinois ("BLI"). Bankers markets health and life insurance and annuity products primarily to senior citizens through approximately 200 branch offices and 3,200 career agents. Intercompany transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, these statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position and the results of operations on a basis consistent with that of prior audited financial statements.

     In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that significantly affect various reported amounts. For example, we use significant estimates and assumptions in calculating the cost of policies produced, the cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

     During the first six months of 1995,  Conseco  Inc.  ("Conseco")  purchased
12.8 million shares of BLH representing 24 percent of the then outstanding shares of BLH, increasing its ownership in BLH to 85 percent. During the last six months of 1995, BLH repurchased 2.2 million shares of its common stock at a cost of $42.1 million. Conseco's ownership in BLH was 88 percent at December 31, 1995. During the first quarter of 1996, BLH repurchased 1.3 million shares at a cost of $27.7 million, increasing Conseco's ownership in BLH to 90.5 percent.

     As a result of Conseco's significant ownership interest in Bankers, a new basis of accounting under the "push down" method was adopted effective June 30, 1995. Under this method, the assets and liabilities of Bankers were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. The new accounting basis was reflected in the consolidated balance sheet and statement of shareholders' equity at June 30, 1995, and is reflected in the statements of operations and cash flows for periods subsequent to June 30, 1995. As a result, the assets and liabilities of Bankers included in the June 30, 1996, consolidated balance sheet represent the following combination of values:
(i) the portion of Bankers' net assets acquired by Conseco in the November 1992 acquisition is valued as of that acquisition date; (ii) the portion acquired in September 1993 is valued as of that date; (iii) the portion acquired during 1995 and 1996 (including the increase in Conseco's ownership as a result of BLH's common stock repurchases) is valued as of the date of their purchases and (iv) the portion of Bankers' net assets owned by minority interests is valued based on a combination of (i) above and the historical bases of net assets acquired in the November 1992 acquisition.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The effect of the use of push down accounting as a result of our common stock repurchases during the first quarter of 1996 is as follows
(dollars in millions):

                                                                                      Debit
                                                                                    (Credit)
                                                                                    --------
              Cost of policies purchased........................................   $   9.0
              Cost of policies produced.........................................      (5.0)
              Goodwill..........................................................       7.2
              Insurance liabilities.............................................      (1.4)
              Income tax liabilities............................................      (1.1)
              Notes payable.....................................................       (.5)
              Other liabilities.................................................        .7
              Common stock and additional paid-in capital.......................     (10.7)
              Net unrealized appreciation of securities.........................        .2
              Retained earnings.................................................       1.6

     Certain amounts in the 1995 financial statements were reclassified to conform with the 1996 presentation.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

     At June 30, 1996, we adjusted several balance sheet accounts to carry actively managed fixed maturity securities at fair value as follows:

                                                                                     Effect of fair value
                                                                       Balance      adjustment on actively
                                                                       before            managed fixed        Reported
                                                                     adjustment       maturity securities      amount
                                                                     ----------       -------------------      ------
                                                                                     (Dollars in millions)
Actively managed fixed maturity securities.......................    $3,268.4             $(107.7)            $3,160.7
Other invested assets............................................        68.4                 3.8                 72.2
Cost of policies purchased.......................................       517.4                35.1                552.5
Cost of policies produced........................................       298.6                14.1                312.7
Income tax liabilities ..........................................        47.7               (20.5)                27.2
Unrealized depreciation of fixed maturity securities.............         -                 (34.2)               (34.2)

     CHANGES IN NOTES PAYABLE

     In March 1996, we completed a tender offer pursuant to which $148.3 million principal balance of our 13 percent senior subordinated notes were repurchased for $173.2 million. The repurchased notes had a carrying value of $157.8 million. In the first quarter of 1996, we reported an extraordinary charge of $10.0 million (net of applicable income tax) as a result of the repurchase. The repurchase was made using the proceeds from a revolving credit facility entered into in February 1996. In conjunction with the tender offer, holders of the senior subordinated notes consented to amendments to the indenture for such notes which eliminated substantially all restrictive covenants, including covenants which limited our ability to pay dividends, incur additional indebtedness, repurchase common stock and make certain investments. During the second quarter of 1996, we repurchased $.1 million par value of our 13 percent senior subordinated notes, with no material loss realized.

     We can borrow up to $400 million under our new revolving credit facility (including a competitive bid facility in the aggregate principal amount of up to $100 million). Any borrowings are due in 2001 and accrue interest at a rate of LIBOR plus an applicable margin of 50 or 75 basis points, depending on our ratio of debt to consolidated net worth. The actual weighted average rate at June 30, 1996, was 6.0 percent. At June 30, 1996, the total principal balance borrowed under the revolving credit agreement was $268.0 million. In addition to the repurchase of the 13 percent senior subordinated notes, proceeds were used

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



to repay the existing $110.0 million principal balance due under the bridge loan facility. The revolving credit agreement contains a number of covenants, including prohibitions or limitations on indebtedness, liens, mergers, acquisitions, sales of assets outside of the normal course of our business and certain transactions with affiliates.

     CHANGES IN CAPITAL STOCK

     In January 1996, we completed the share repurchase program originally announced in April 1994 and expanded in August 1995. During 1995, we repurchased 2,240,000 shares for $42.1 million. During the first quarter of 1996, we repurchased 1,272,248 shares for $27.7 million.

     See "Organization and Basis of Presentation" above for a discussion of the change in basis resulting from Conseco's increased ownership of Bankers and the adoption of the "push down" method of accounting.

     During the first six months of 1996, we issued 830 shares of common stock upon the exercise of stock options.

     RELATED PARTY TRANSACTIONS

     Effective January 1, 1996, the former home office employees of Bankers became employees of Conseco. The services formerly provided by such employees are now provided by Conseco. Fees for these services and services provided by Conseco in 1996 and prior periods (including data processing, executive management and investment management services) are based on negotiated rates or Conseco's direct and directly allocable costs plus a 10 percent margin. Total fees paid to Conseco were $58.4 million and $7.7 million during the first six months of 1996 and 1995, respectively.

     Conseco Capital Partners II, L.P. ("Partnership II") is a partnership formed by Conseco to invest in privately negotiated acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. Bankers participated in Partnership II's only acquisition, American Life Holdings, Inc. ("AGP") in September 1994 and made additional investments in November 1995. In March 1996, Conseco announced that it would be dissolving Partnership II. Accordingly, the partners (including Bankers) have no further commitment to make additional contributions of capital to Partnership II. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. In any event, Partnership II's assets must be distributed within two years of the announcement of the dissolution. Bankers' investments in Partnership II and AGP have a cost of $31.7 million and a carrying value of $50.6 million at June 30, 1996. Such investments are reported in other invested assets on the consolidated balance sheet.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     RESULTS OF OPERATIONS

     Financial data for periods subsequent to June 30, 1995 reflect the adoption of a new basis of accounting under the "push down" method and, accordingly, data for the 1995 period may not be comparable with data for the 1996 period. Significant accounting adjustments recorded as a result of the adoption of the new basis are described in the notes to the consolidated financial statements in our 1995 Form 10-K. These adjustments impact the comparability of operating data principally by replacing a portion of amortization expense for the cost of policies produced with amortization expense for the cost of policies purchased and goodwill, which have different amortization assumptions and bases.

     Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30,
     1995

     Insurance policy income increased 3.7 percent, to $644.0 million, in the first six months of 1996 as a result of increases in Medicare supplement and long-term care premiums, which were largely offset by the anticipated decrease in comprehensive major medical product premiums resulting from prior steps taken to improve the profitability of this product.

     Net investment income increased 1.5 percent, to $129.8 million, in the first six months of 1996. Average invested assets (amortized cost basis) increased to $3.5 billion in 1996 from $3.4 billion in 1995 while the yield earned on average invested assets declined to 7.4 percent in 1996 from 7.6 percent in 1995. Cash flows received during 1995 and the first six months of 1996 (including cash flows from the sales of investments) were invested in lower-yielding securities due to the general decline in interest rates. Invested assets grew as a result of operations.

     Restructuring income in 1996, represents the gain realized as a result of the sale of Bankers' investment in Noble Broadcast Group, Inc., a private company that owns and operates 12 radio stations.

     Net realized gains and net trading income (losses) often fluctuate from period to period. Bankers sold $1,129.1 million of investments (principally fixed maturity securities) in the first six months of 1996, compared to $472.3 million in 1995 generating net realized gains of $5.3 million and trading losses of $2.0 million in 1996, compared to net realized gains of $15.4 million and trading income of $2.5 million in 1995. In addition, during the first six months of 1995, the Company recorded a net realized loss of $2.2 million on the writedown of certain exchange-rate-linked securities as a result of foreign currency fluctuations.

     Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors would mitigate the adverse effect of such decreases on net income: (i) Bankers recognizes additional amortization of the cost of policies purchased and the cost of policies produced in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains below); (ii) Bankers can reduce interest rates credited to some products thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Other income  (loss) is comprised  primarily of experience  rating  refunds
related to group accident and health  contracts  which  fluctuate   based on the
experience realized on such contracts.

     Insurance policy benefits increased 1.7 percent, to $485.8 million, in the first six months of 1996. Such increase reflects the increased amount of business in force on which benefits are incurred.

     Amortization related to operations (consisting of amortization of the cost of policies purchased, the cost of policies produced and goodwill) decreased 8.9 percent, to $55.6 million, in the first six months of 1996. Amortization related to operations in 1996 reflects the different amortization assumptions and bases as a result of the adoption of a new basis of accounting.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     Cost of policies produced represents the cost (primarily commissions and certain costs of policy issuance and underwriting) which varies with and is primarily related to the production of new business. Costs deferred may represent amounts paid in the period the new business is written (such as underwriting costs and first-year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of the lowest ultimate commission paid each period the policy is in force, (the "ultimate commission rate")). Cost of policies purchased represents the portion of Conseco's cost to acquire Bankers that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates.

     Some costs incurred after the adoption of the new accounting basis on policies issued prior to such date, which otherwise would have been deferred had it not been for the change in accounting basis (because they vary with and are primarily related to the production of the acquired interests in policies), were expensed. Such costs are primarily comprised of certain commissions paid in excess of the ultimate commission rate which totaled approximately $5.3 million and have been included in operating expense in the six months ended June 30, 1996. However, such amounts were considered in determining the cost of policies purchased and related amortization.

     Amortization related to realized gains fluctuates as a result of the change in realized gains discussed above.

     Interest expense on annuities and financial products increased 5.8 percent, to $40.2 million in the first six months of 1996 primarily due to the increase in annuity liabilities. The weighted average crediting rate for Bankers' annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.5 percent at June 30, 1996 and 1995.

     Interest expense on notes payable decreased 21 percent, to $12.7 million in the first six months of 1996 due to the reduction in interest expense resulting from the repurchase of $148.3 million principal balance of BLH's 13 percent senior subordinated notes in March 1996 using the proceeds from our revolving credit facility. The weighted average interest rate on borrowings under the revolving credit facility was 6.0 percent for the first six months of 1996.

     Interest expense on investment borrowings in the first six months of 1996 and 1995 reflects changes in investment borrowing activities and the interest rates paid on such borrowings. Bankers' average investment borrowings were $92.0 million and $126.1 million in the first six months of 1996 and 1995, respectively.

     Income tax expense increased 27 percent, to $42.8 million in the first six months of 1996 primarily due to the increase in pretax income. The effective tax rate of 37 percent for 1996 and 36 percent for 1995 exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Extraordinary charge in the first six months of 1996 represents the loss recognized on the early extinguishment of $148.3 million principal balance of BLH's 13 percent senior subordinated notes.

     Second Quarter of 1996 Compared to the Second Quarter of 1995

     Insurance policy income increased 5.6 percent, to $324.3 million in the second quarter of 1996 consistent with the explanation above for the six month periods.

     Net investment income was $65.8 million in the second quarter of 1996, roughly equal to 1995. Average invested assets (amortized cost basis) increased to $3.6 billion in 1996 from $3.5 billion in 1995 while the yield earned on average invested assets declined to 7.4 percent in 1996 from 7.6 percent in 1995. The reduction in the yield earned and the increase in invested assets is consistent with the explanation above for the six month periods.

     Net realized gains and net trading income (losses) often fluctuate from period to period. Bankers sold $595.7 million of investments (principally fixed maturity securities) in the second quarter of 1996, compared to $389.6 million in 1995 generating net realized gains of $2.2 million and trading losses of $.9 million in 1996, compared to net realized gains of $14.5 million and trading income of $2.4 million in 1995.

     Other income  (loss) is comprised  primarily of experience  rating  refunds
related to group accident and health  contracts  which  fluctuate   based on the
experience realized on such contracts.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     Insurance policy benefits did not fluctuate materially in the second quarter of 1996, reflecting slightly improved experience in comparison to 1995 on increased business in force on which benefits are incurred.

     Amortization related to operations increased 3.9 percent, to $31.6 million in the second quarter of 1996. Amortization related to operations reflects (i) an increase in business inforce; and (ii) the different assumptions and bases as a result of the adoption of a new basis of accounting.

     Amortization related to realized gains fluctuates as a result of the change in realized gains discussed above.

     Interest expense on annuities and financial products increased 11 percent, to $20.3 million in the second quarter of 1996 primarily due to the increase in annuity liabilities. The weighted average crediting rate for Bankers' annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.5 percent at June 30, 1996 and 1995.

     Interest expense on notes payable decreased 29 percent, to $5.6 million in the second quarter of 1996. Such decrease is consistent with the explanation above for the six month periods.

     Interest expense on investment borrowings in the second quarters of 1996 and 1995 reflects changes in investment borrowing activities and the interest rates paid on such borrowings. Bankers' average investment borrowings were $120.1 million and $208.4 million in the second quarters of 1996 and 1995, respectively.

     Income tax expense increased 4.8 percent, to $19.6 million in the second quarter of 1996. The effective tax rate of 38 percent for 1996 and 36 percent for 1995 exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


SALES

     In accordance with generally accepted accounting principles, the insurance policy income shown on our consolidated statement of operations consists primarily of premiums we receive on policies which have life contingencies or morbidity features. For annuity contracts without such features, accounting rules dictate that premiums collected are not reported as revenues, but rather as deposits to insurance liabilities. We recognize revenues for these products in the form of investment income and surrender or other charges.

     Premiums collected for the second quarter of 1996 were $372.8 million, of which $57.0 million were recorded as deposits to policy liability accounts. This compares to $378.7 million collected and $75.l million recorded as deposits to policy liability accounts in the second quarter of 1995. Premiums collected for the six months of 1996 were $757.9 million, of which $111.0 million were recorded as deposits to policy liability accounts. This compares to $786.0 million collected and $156.8 million recorded as deposits to liability accounts in the first six months of 1995. Collected premiums by business segment were as follows:

                                                                    Three months ended      Six months ended
                                                                         June 30,                June 30,
                                                                   -------------------     -------------------
                                                                   1996           1995     1996           1995
                                                                   ----           ----     ----           ----
                                                                             (Dollars in millions)
Individual health
   Medicare supplement......................................      $149.5       $146.0      $312.6      $305.9
   Long-term care...........................................        47.1         39.5        92.9        77.1
   Other....................................................        19.3         24.2        40.2        50.1
                                                                  ------       ------      ------      ------

          Total individual health...........................       215.9        209.7       445.7       433.1
Annuities...................................................        54.8         70.7       108.6       150.7
Individual life.............................................        24.2         24.3        48.6        48.3
Group and other.............................................        77.9         74.0       155.0       153.9
                                                                  ------       ------      ------      ------

          Total.............................................      $372.8       $378.7      $757.9      $786.0
                                                                  ======       ======      ======      ======

     Medicare supplement premiums increased 2.4 percent in the second quarter of 1996 and increased 2.2 percent in the first six months of 1996, compared to the same periods in 1995. Such premiums accounted for 41 percent of total collected premiums in 1996, compared to 39 percent in 1995. The number of new Medicare supplement policies sold in the first six months of 1996 totaled 24,339, down 28 percent compared to the first six months of 1995. Annualized new business premiums from such new sales totaled $23.5 million in the first six months of 1996, compared to $30.1 million in the first six months of 1995. The decline in new Medicare supplement premiums reflects continued price competition and the efforts of Bankers' agents to conserve existing policies.

     Long-term care premiums increased 19 percent in the second quarter of 1996 and increased 20 percent in the first six months of 1996, compared to the same periods in 1995. Such premiums accounted for 12 percent of total collected premiums in 1996, compared to 9.8 percent in 1995. The continued growth in this product line reflects new product introductions, the competitiveness of Bankers' products, the success of agent cross-selling activities, increased consumer awareness and demand and improved persistency on a larger basis of renewal premiums. Annualized premiums from new sales were $21.7 million in the first six months of 1996, up 15 percent over the same period in 1995.

     Annuity premiums decreased 22 percent in the second quarter of 1996 and decreased 28 percent in the first six months of 1996, compared to the same periods in 1995. Industrywide annuity sales have been negatively affected over the past several quarters by lower interest rates, which have made competing products relatively more attractive.

     Collected premiums for other individual health policies decreased 20 percent in the second quarter of 1996 and in the first six months of 1996, compared to the same periods in 1995. The decrease, which was anticipated, follows steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1995, and June 30, 1996, reflect: (i) the growth in Bankers' assets and liabilities from operating activities; (ii) the notes payable and capital stock transactions described in the accompanying notes to the consolidated financial statements;
(iii) the increase in investment borrowings; (iv) the change in the net unrealized appreciation (depreciation) of fixed maturity securities and (v) the change in basis resulting from the increase in Conseco's ownership of Bankers during the first quarter of 1996 and the use of the "push down" method of accounting.

      Excluding the mark-to-market adjustment, the book value per share of common stock was $20.57 at June 30, 1996, and $19.47 at December 31, 1995; and the ratio of debt to shareholders' equity was 29 percent at June 30, 1996, and 31 percent at December 31, 1995. Including the mark-to-market adjustment, the book value per share of common stock was $19.87 at June 30, 1996, and $20.39 at December 31, 1995; and the ratio of debt to shareholders' equity was 30 percent at June 30, 1996, and 29 percent at December 31, 1995.

     Dividends declared on common stock for the six months ended June 30, 1996 were $0.30 per share.

     INVESTMENTS

     At June 30, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                            Gross          Gross         Estimated
                                                           Amortized     unrealized     unrealized         fair
                                                             cost           gains         losses           value
                                                             ----           -----         ------           -----
                                                                           (Dollars in millions)
United States Treasury securities and obligations of
   United States government corporations and agencies      $   36.5       $   .1         $   1.1       $    35.5
Obligations of states and political subdivisions.......         9.9          1.1              .2            10.8
Debt securities issued by foreign governments..........        25.5          -               1.2            24.3
Public utility securities..............................       458.6           .6            29.2           430.0
Other corporate securities.............................     1,712.2          8.4            50.9         1,669.7
Mortgage-backed securities.............................     1,025.7           .6            35.9           990.4
                                                           --------        -----          ------        --------

       Total...........................................    $3,268.4        $10.8          $118.5        $3,160.7
                                                           ========        =====          ======        ========

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     The following table sets forth the investment ratings of fixed maturity securities at June 30, 1996 (designated categories include securities with "+" or "-" modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $47.3 million fair value of fixed maturity securities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB"; and Classes 4-6, "B and below":

                                                                        Percent of
                                                                ---------------------------
                                                                   Fixed           Total
                          Investment rating                     maturities      investments
                          -----------------                     ----------      -----------
                   AAA...............................               37%             34%
                   AA................................               10               9
                   A  ...............................               21              19
                   BBB...............................               25              23
                                                                   ---             ---

                      Investment-grade...............               93              85
                                                                   ---             ---

                   BB................................                6               5
                   B and below.......................                1               1
                                                                   ---             ---

                      Below investment-grade.........                7               6
                                                                   ---             ---

                         Total actively managed
                           fixed maturities..........              100%             91%
                                                                   ===             ===

     At June 30, 1996, our below investment grade fixed maturities had an amortized cost of $213.4 million and estimated fair value of $206.8 million.

     The Company's investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through the diversification and active management of our portfolio. As of June 30, there were no fixed maturity securities about which we had serious doubts as to the ability of the issuer to comply with the contractual terms of its obligations on a timely basis.

     During the first six months of 1995, writedowns of exchange-rate-linked securities totaled $2.2 million due to foreign currency fluctuations which indicated that the full amount of these investments would not be realized. Bankers had no exchange- rate-linked securities at June 30, 1996.

     Sales of investments (principally fixed maturity securities) during the first six months of 1996, generated proceeds of $1.1 billion and net realized gains of $5.3 million and trading losses of $2.0 million. Sales of investments during the first six months of 1995 generated proceeds of $.5 billion and net realized gains of $15.4 million and trading income of $2.5 million.

     Investments in mortgage-backed securities at June 30, 1996, included collateralized mortgage obligations ("CMOs") of $463.9 million and mortgage-backed pass-through securities of $526.5 million. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches". These securities provide for sequential retirement of principal, rather than the retirement of principal on a pro rata basis, which return occurs on pass-through securities through regular monthly principal payments.

     The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans, and on the securities backed by these loans, increase when prevailing interest rates decline significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Mortgage- backed securities purchased at a premium to par that prepay faster than expected will incur a reduction in yield. When interest

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


rates decline, the proceeds from prepayments are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As interest rates rise, prepayments decrease because fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase. This lowers the yield on mortgage-backed securities purchased at a discount, since the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, as a result of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities including CMOs at June 30, 1996, summarized by interest rates on the underlying collateral:

                                                                        Par           Amortized         Estimated
                                                                       value            cost           fair value
                                                                       -----            ----           ----------
                                                                                (Dollars in millions)

Below 7 percent...............................................       $  520.7          $  509.3           $486.0
7 percent - 8 percent.........................................          429.5             424.5            414.2
8 percent - 9 percent.........................................           72.0              72.8             72.1
9 percent and above...........................................           18.7              19.1             18.1
                                                                     --------          --------           ------

     Total mortgage-backed securities.........................       $1,040.9          $1,025.7           $990.4
                                                                     ========          ========           ======

    The amortized cost and estimated fair value of mortgage-backed securities including CMOs at June 30, 1996, summarized by type of security, were as follows:

                                                                                                         Estimated fair value
                                                                                                         ---------------------
                                                                                                                   Percent of
                                                                                    Amortized                    fixed maturity
Type                                                                                   cost            Amount      securities
- ----                                                                                   ----            ------      ----------
                                                                                       (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes                         $  665.0          $640.7       20%
Planned amortization classes and accretion directed bonds                                 315.0           304.7       10
Subordinated classes......................................                                 45.7            45.0        1
                                                                                       --------          ------      ---
                                                                                       $1,025.7          $990.4       31%
                                                                                       ========          ======      ===

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and the best price/performance ratio when interest rates are volatile. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the CMO are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing; they thus offer slightly better call protection than sequential classes or pass-throughs.

     Planned amortization and targeted amortization classes are protected from prepayment risk; the risk is absorbed by subordinated classes. Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, both prepayment and credit risk associated with this class are generally higher than that of the senior securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowners' defaults.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

     Reverse repurchase agreements and dollar-roll transactions are entered into to increase return on investments and improve liquidity. These transactions generally terminate after 30 days and are accounted for as short-term borrowings collateralized by pledged securities with book values approximately equal to the loan value. Such borrowings averaged approximately $92.0 million during the first six months of 1996, compared to approximately $126.1 million during the same period of 1995.

     STATUTORY INFORMATION

     Bankers' life insurance subsidiaries are required to follow statutory accounting practices ("SAP") prescribed or permitted by state insurance regulators. SAP differs in many respects from generally accepted accounting principles. After appropriate eliminations of intercompany accounts, Bankers' life insurance subsidiaries reported combined statutory net income of $29.3 million for the six months ended June 30, 1996 and the following amounts on their combined balance sheet at that date (dollars in millions):

         Statutory capital and surplus (a)..........................................            $345.4
         Asset valuation reserve ("AVR") (b)........................................              28.1
         Interest maintenance reserve ("IMR") (b)...................................              61.7
                                                                                                ------

              Total.................................................................            $435.2
                                                                                                ======

     (a) In connection with the acquisition of its life insurance subsidiaries, BLH increased the capital of BLI by providing $500.0 million of cash in exchange for a surplus debenture. As required by the regulatory authorities, the remaining unpaid principal of $400.0 million at June 30, 1996 ($430.0 million at December 31, 1995), is considered a part of statutory capital and surplus of BLI. BLI made a scheduled principal payment of $30.0 million plus accrued interest on the surplus debenture on March 29, 1996.

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

     Statutory regulations restrict the amount of capital and surplus of life insurance subsidiaries that may be transferred to the parent in the form of dividends, loans or advances. Payments to BLH by BLI of principal and interest on the surplus debenture may be made by BLI from its available funds only when the Illinois Department of Insurance ("DOI") is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's statutory surplus at June 30, 1996, was $345.4 million. All dividend payments by BLI are subject to prior written approval of the DOI. During the six months ended June 30, 1996, BLI paid extraordinary dividends of $10.0 million to BLH.

     BLI's ability to service its obligation under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from BLC. BLC may, upon prior notice to the DOI, pay dividends in any twelve-month period up to the greater of: (i) statutory net income for the prior year; or
(ii) 10 percent of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital was greater than twice its total RBC at June 30, 1996. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. BLC paid regular dividends to BLI of $45 million during the first six months of 1996 and $14.6 million on July 22, 1996. During the remainder of 1996, BLC may pay additional dividends up to $26.4 million without DOI approval.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On May 28, 1996, the shareholders voted upon the following matters at the annual shareholders meeting:

       a) The approval of an amendment to the Certificate of Incorporation of Bankers Life Holding Corporation to eliminate the classified Board of Directors and to reduce the term of elected Board members from three years to one year. Shareholders cast 46,935,847 votes for and 104,440 votes against the amendment to the Certificate of Incorporation. There were 34,451 abstentions and no broker non-votes.

       b) The election of Kevin Cogan, Fred E. Crosley, Ngaire E. Cuneo, Rollin M. Dick, Donald F. Gongaware, Stephen C. Hilbert, James E. Rogers and Todd H. Stuart to serve one-year terms. The results of the voting were as follows (there were no broker non-votes):


                                              Kevin         Fred E.       Ngaire E.       Rollin M.
                                              Cogan         Crosley         Cuneo           Dick
                                           ----------      -----------   ------------    -----------
                      For                  47,743,680      47,706,795    47,519,343     47,738,595
                      Withheld                 60,095          96,980       284,432         65,180

                                             Donald F.       Stephen C.     James E.      Todd H.
                                            Gongaware         Hilbert       Rogers        Stuart
                                           ----------      -----------   ------------    -----------

                      For                  47,738,595      47,704,895    47,771,095     47,771,138
                      Withheld                 65,180          98,880        32,680         32,637


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)    Exhibits

              3.1 Amended and Restated Certificate of Incorporation

              3.2 Amended and Restated By-Laws

              11  Computation of Earnings Per Share

              27  Financial Data Schedule

        b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BANKERS LIFE HOLDING CORPORATION



Dated: August 13, 1996             By:  /s/ ROLLIN M. DICK
                                       ------------------
                                       Rollin M. Dick
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (authorized officer and principal
                                         financial officer)