Form 10-Q
period 1996-09-30
BANKERS LIFE HOLDING CORP
filed 1996-11-14
CIK 894357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF  1934.

                For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

     For the transition period from ________ to ________

                         Commission file number 1-11716



                                  BANKERS LIFE
                               HOLDING CORPORATION


         Delaware                                       No. 51-0342500
   ----------------------                       -------------------------------
   State of Incorporation                       IRS Employer Identification No.



      222 Merchandise Mart Plaza
       Chicago, Illinois  60654                           (312) 396-6000
---------------------------------------                   --------------
 Address of principal executive offices                      Telephone


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]



      Shares of common stock outstanding as of November 1, 1996: 49,425,590




                                              PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

                                     BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                      (Dollars in millions, except per share amount)

                                                                                        September 30,       December 31,
                                                                                            1996                1995
                                                                                            ----                ----
                                                                                         (unaudited)          (audited)
                                                         ASSETS
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1996 - $3,303.8; 1995 - $3,176.4)...............................................      $3,204.7             $3,252.3
   Mortgage loans....................................................................           4.7                  5.2
   Credit-tenant loans ..............................................................         106.9                 88.9
   Policy loans......................................................................          47.8                 47.3
   Short-term investments............................................................          36.9                 42.8
   Investments in American Life Holdings, Inc........................................         194.8                 68.0
   Other invested assets.............................................................          43.0                 10.4
                                                                                           --------             --------

       Total investments.............................................................       3,638.8              3,514.9

Accrued investment income............................................................          51.2                 49.5
Accounts receivable and uncollected premiums.........................................          47.7                 43.9
Reinsurance receivables..............................................................          34.7                 29.9
Cost of policies purchased...........................................................         532.1                515.6
Cost of policies produced............................................................         335.4                244.2
Goodwill (net of accumulated amortization: 1996 - $25.1; 1995 - $17.5)...............         373.6                369.3
Other assets.........................................................................          19.8                 17.9
                                                                                           --------             --------

     Total assets....................................................................      $5,033.3             $4,785.2
                                                                                           ========             ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Insurance liabilities.............................................................      $3,374.7             $3,265.7
   Income tax liabilities............................................................          23.1                 59.8
   Investment borrowings.............................................................         112.8                 28.1
   Notes payable.....................................................................         418.1                301.5
   Other liabilities.................................................................          90.9                 98.2
                                                                                           --------             --------

       Total liabilities.............................................................       4,019.6              3,753.3
                                                                                           --------             --------

Shareholders' equity:
   Common stock and additional paid-in capital (par value $.001; 500,000,000 shares authorized; shares issued and outstanding: 1996 - 49,425,210;
     1995 - 50,597,758)..............................................................         734.0                748.8
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
       1996 - $(16.4); 1995 - $13.1).................................................         (27.9)                46.7
     Other invested assets (net of applicable deferred income taxes:
       1996 - $.3; 1995 - ($.1)).....................................................            .6                  (.2)
   Retained earnings.................................................................         307.0                236.6
                                                                                           --------             --------

       Total shareholders' equity....................................................       1,013.7              1,031.9
                                                                                           --------             --------

       Total liabilities and shareholders' equity....................................      $5,033.3             $4,785.2
                                                                                           ========             ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                             2




                                     BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Dollars in millions, except per share amounts)

                                                        (unaudited)

                                                                 Three months ended       Nine months        Six months
                                                                    September 30,            ended              ended
                                                                 -------------------     September 30,        June 30,
                                                                 1996           1995          1996              1995
                                                                 ----           ----     -------------        ---------
                                                                                                            (prior basis)
Revenues:
   Insurance policy income..................................     $317.8        $316.4     $  961.8              $620.9
   Investment activity:
     Net investment income .................................       65.3          62.0        191.0               126.3
     Net trading income (losses)............................         .6           (.3)        (1.4)                2.5
     Net realized gains.....................................         .6           1.1          5.9                13.2
   Restructuring income.....................................         -             -          16.0                  -
   Equity in earnings of American Life Holdings, Inc........        1.8           1.4          5.9                 1.6
   Other income (loss)......................................       (1.6)         (4.6)        (3.0)                2.4
                                                                 ------        ------     --------              ------

     Total revenues.........................................      384.5         376.0      1,176.2               766.9
                                                                 ------        ------     --------              ------

Benefits and expenses:
   Insurance policy benefits ...............................      229.4         231.3        715.2               477.8
   Amortization related to operations.......................       34.4          31.4         90.0                61.0
   Amortization related to realized gains...................         .2            .1          5.6                 7.0
   Interest expense on annuities and financial products.....       20.6          19.0         60.8                38.0
   Interest expense on notes payable........................        5.4           7.5         18.1                16.1
   Interest expense on investment borrowings................        1.8           1.0          4.1                 3.4
   Other operating costs and expenses.......................       41.1          37.5        115.8                69.7
                                                                -------        ------     --------              ------

     Total benefits and expenses............................      332.9         327.8      1,009.6               673.0
                                                                -------        ------     --------              ------

     Income before income tax and extraordinary charge......       51.6          48.2        166.6                93.9
Income tax expense..........................................       19.4          17.5         62.2                33.7
                                                                -------        ------     --------              ------

     Income before extraordinary charge.....................       32.2          30.7        104.4                60.2
Extraordinary charge on extinguishment of debt, net
   of income tax benefit....................................         .1            -          10.1                  -
                                                                -------        ------      -------              ------

     Net income.............................................    $  32.1        $ 30.7      $  94.3               $60.2
                                                                =======        ======      =======              ======

Earnings per common share:
     Weighted average common shares outstanding............. 49,495,683    52,296,461   49,526,405          52,819,415
                                                             ==========    ==========   ==========          ==========

     Income per share before extraordinary charge...........       $.65         $.59         $2.11               $1.14
     Extraordinary charge...................................        -            -             .20                 -
                                                                   ----         ----         -----               -----

     Net income ............................................       $.65         $.59         $1.91               $1.14
                                                                   ====         ====         =====               =====










               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                            3




                                     BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (Dollars in millions)

                                                        (unaudited)


                                                                            Nine months     Three months     Six months
                                                                               ended            ended           ended
                                                                           September 30,    September 30,      June 30,
                                                                                1996             1995            1995
                                                                                ----             ----            ----
                                                                                                             (prior basis)
Common stock and additional paid-in capital:
   Balance, beginning of period........................................     $   748.8           $773.5         $ 371.1
       Cost of shares acquired and effectively retired.................         (27.7)           (25.8)             -
       Amounts related to stock options and employee benefit plans.....           2.2               -              1.1
       Adjustment of balance due to push down accounting...............          10.7              9.8           401.3
                                                                            ---------           ------         -------

   Balance, end of period..............................................     $   734.0           $757.5         $ 773.5 (a)
                                                                            =========           ======         =======

Net unrealized   appreciation   (depreciation)  of  securities:
   Fixed  maturity securities:
       Balance, beginning of period....................................     $    46.7           $ (7.6)        $(121.8)
          Change in net unrealized appreciation (depreciation).........         (74.4)            22.9           121.7
          Adjustment of balance due to push down accounting............           (.2)             (.1)           (7.5)
                                                                            ---------           ------         -------

       Balance, end of period..........................................     $   (27.9)          $ 15.2         $  (7.6) (a)
                                                                            =========           ======         =======

   Other invested assets:
       Balance, beginning of period....................................     $     (.2)          $  9.9         $   1.3
          Change in net unrealized appreciation .......................            .8             (9.1)            8.5
          Adjustment of balance due to push down accounting............            -                -               .1
                                                                            ---------           ------         -------

       Balance, end of period..........................................     $      .6           $   .8         $   9.9 (a)
                                                                            =========           ======         =======

Retained earnings:
   Balance, beginning of period........................................     $   236.6           $188.4         $ 227.6
       Net income......................................................          94.3             30.7            60.2
       Dividends on common stock.......................................         (22.3)            (8.0)          (15.8)
       Adjustment of balance due to push down accounting...............          (1.6)            (1.3)          (83.6)
                                                                            ---------           ------         -------

   Balance, end of period..............................................     $   307.0           $209.8         $ 188.4 (a)
                                                                            =========           ======         =======

          Total shareholders' equity...................................     $ 1,013.7           $983.3         $ 964.2 (a)
                                                                            =========           ======         =======


(a)    Period end balances reflect the adoption of a new accounting basis.












               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                           4




                                     BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)

                                                        (unaudited)


                                                                            Nine months     Three months      Six months
                                                                               ended            ended            ended
                                                                           September 30,    September 30,      June 30,
                                                                               1996             1995              1995
                                                                               ----             ----              ----
                                                                                                             (prior basis)
Cash flows from operating activities:
   Net income............................................................  $     94.3          $  30.7         $   60.2
   Adjustments to reconcile net income to net cash provided by operating activities:
       Extraordinary charge on extinguishment of debt (before income tax)        15.5               -                -
       Amortization and depreciation.....................................        97.1             32.0             69.4
       Income taxes......................................................        (6.9)           (14.9)            (5.1)
       Insurance liabilities.............................................        32.2              3.7             23.9
       Interest credited to insurance liabilities........................        60.8             19.0             38.0
       Fees charged to insurance liabilities.............................       (17.2)            (5.9)           (10.7)
       Accrual and amortization of investment income.....................         (.4)            (3.8)           (12.4)
       Deferral of cost of policies produced.............................      (110.0)           (35.2)           (79.2)
       Other liabilities.................................................       (21.6)            (9.1)            10.5
       Realized (gains) and trading (income) losses on investments.......        (4.5)             (.8)           (15.7)
       Other, net........................................................         1.7              6.2              3.1
                                                                           ----------          -------         --------

         Net cash provided by operating activities.......................       141.0             21.9             82.0
                                                                           ----------          -------         --------

Cash flows from investing activities:
   Sales of investments..................................................     1,851.7            248.5            472.3
   Maturities and redemptions............................................        84.6             26.7             34.9
   Purchase of additional common shares of American Life
     Holdings, Inc. .....................................................      (140.0)             -                -
   Purchases of investments..............................................    (2,113.8)          (279.3)          (678.7)
   Other   ..............................................................         (.7)             (.5)             4.3
                                                                           ----------          -------         --------

         Net cash used by investing activities...........................      (318.2)            (4.6)          (167.2)
                                                                           ----------          -------         --------

Cash flows from financing activities:
   Issuance of common stock..............................................         2.2              -                1.1
   Issuance of notes payable.............................................       459.1              -                -
   Payments on notes payable.............................................      (358.3)             -              (16.0)
   Repurchase of common stock............................................       (27.7)           (25.8)             -
   Dividends paid on common stock........................................       (22.3)            (8.0)           (15.8)
   Deposits to insurance liabilities.....................................       175.9             58.6            156.8
   Withdrawals from insurance liabilities................................      (142.3)           (41.1)           (89.1)
   Investment borrowings.................................................        84.7            (17.5)            56.3
                                                                           ----------          -------         --------

         Net cash provided (used) by financing activities................       171.3            (33.8)            93.3
                                                                           ----------          -------         --------

         Net increase (decrease) in short-term investments...............        (5.9)           (16.5)             8.1

Short-term investments, beginning of period..............................        42.8             96.8             88.7
                                                                           ----------          -------         --------

Short-term investments, end of period....................................  $     36.9          $  80.3          $  96.8
                                                                           ==========          =======          =======



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

     On August 26, 1996, Conseco, Inc. ("Conseco") announced its intention to merge with BLH, in a transaction under which Conseco will acquire the outstanding shares of BLH that Conseco does not already own. In the intended merger, each of the 4.7 million outstanding shares of BLH common stock not already owned by Conseco would be converted into the right to receive $25 in Conseco common stock. BLH would be merged into Conseco. Completion of the transaction, which is subject to review by the Securities and Exchange Commission of the information to be submitted to shareholders of BLH describing the terms of the merger and their appraisal rights, is expected to occur in early 1997.

     During the first six months of 1995, Conseco purchased 12.8 million shares of BLH representing 24 percent of the then outstanding shares of BLH, increasing its ownership in BLH to 85 percent. During the last six months of 1995, BLH repurchased 2.2 million shares of its common stock at a cost of $42.1 million. Conseco's ownership in BLH was 88 percent at December 31, 1995. During the first quarter of 1996, BLH repurchased 1.3 million shares at a cost of $27.7 million, increasing Conseco's ownership in BLH to 90.5 percent.

     As a result of Conseco's significant ownership interest in Bankers, a new basis of accounting under the "push down" method was adopted effective June 30, 1995. Under this method, our assets and liabilities were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. The new accounting basis was reflected in the consolidated balance sheet and statement of shareholders' equity at June 30, 1995, and is reflected in the statements of operations and cash flows for periods subsequent to June 30, 1995. As a result, our assets and liabilities included in the September 30, 1996, consolidated balance sheet represent the following combination of values: (i) the portion of our net assets acquired by Conseco in the November 1992 acquisition is valued as of that acquisition date; (ii) the portion acquired in September 1993 is valued as of that date; (iii) the portion acquired during 1995 and 1996 (including the increase in Conseco's ownership as a result of BLH's common stock repurchases) is valued as of the date of their purchases; and (iv) the portion owned by minority interests is valued based on a combination of (i) above and the historical bases of net assets acquired in the November 1992 acquisition.

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

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

     At September 30, 1996, we adjusted several balance sheet accounts to carry actively managed fixed maturity securities at fair value as follows:

                                                                                     Effect of fair value
                                                                       Balance      adjustment on actively
                                                                       before            managed fixed        Reported
                                                                     adjustment       maturity securities      amount
                                                                     ----------       -------------------      ------
                                                                                     (Dollars in millions)
Actively managed fixed maturity securities.......................    $3,303.8              $(99.1)           $3,204.7
Investments in American Life Holdings, Inc.......................       192.4                 2.4               194.8
Cost of policies purchased.......................................       497.4                34.7               532.1
Cost of policies produced........................................       319.1                16.3               335.4
Income tax liabilities ..........................................        40.9               (17.8)               23.1
Unrealized depreciation of fixed maturity securities.............         -                 (27.9)              (27.9)

     CHANGES IN NOTES PAYABLE

     We can borrow up to $400 million under our revolving credit facility (including a competitive bid facility in the aggregate principal amount of up to $100 million). Any borrowings are due in 2001 and accrue interest at a rate of LIBOR plus an applicable margin of 50 or 75 basis points, depending on the ratio of our debt to our consolidated net worth. The actual weighted average rate at September 30, 1996, was 6.0 percent, and the total principal balance borrowed under the revolving credit agreement was $388.0 million. The revolving credit agreement contains a number of covenants, including prohibitions or limitations on indebtedness, liens, mergers, acquisitions, sales of assets outside of the normal course of our business and certain transactions with affiliates. In connection with entering into the new credit facility in February 1996, we repaid the existing $110.0 million principal balance due under the bridge loan facility.

     On September 30, 1996, borrowings under the credit facility were increased to finance Bankers' additional investment in American Life Holdings, Inc. ("ALH"). See "Investments in American Life Holdings, Inc."

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     In March 1996, we completed a tender offer pursuant to which $148.3 million principal balance of our 13 percent senior subordinated notes were repurchased for $173.2 million. The repurchased notes had a carrying value of $157.8 million. In the first quarter of 1996, we reported an extraordinary charge of $10.0 million (net of applicable income tax) as a result of the repurchase. The repurchase was made using the proceeds from the revolving credit facility. In conjunction with the tender offer, holders of the senior subordinated notes consented to amendments to the indenture for such notes which eliminated substantially all restrictive covenants, including covenants which limited our ability to pay dividends, incur additional indebtedness, repurchase common stock and make certain investments. During the second quarter of 1996, we repurchased $.1 million par value of our 13 percent senior subordinated notes, with no material loss realized.

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

     During the first nine months of 1996, we issued 99,700 shares of common stock upon the exercise of stock options.

     INVESTMENTS IN AMERICAN LIFE HOLDINGS, INC.

     We participated in Conseco Capital Partners II, L.P. ("Partnership II"), an investment partnership formed by Conseco. In conjunction with Partnership II's September 29, 1994 acquisition of ALH, we: (i) indirectly acquired 3.2 percent of ALH's common stock ("ALH stock") through a $1.8 million limited partner capital contribution to Partnership II; (ii) directly acquired 9.1 percent of ALH stock for $5.1 million; and (iii) directly acquired 25,926 shares of ALH's 1994 Series PIK Preferred Stock (stated value $1,000 per share) ("ALH PIK Preferred") for $20.8 million. On November 30, 1995, we: (i) indirectly acquired additional shares of ALH stock through a $1.0 million limited partner capital contribution to Partnership II; and (ii) directly acquired additional shares of ALH stock for $3.0 million. After the November 1995 transactions, we had a 12.5 percent direct and indirect common equity interest in ALH.

     On September 30, 1996: (i) Conseco and its subsidiaries completed the purchase of all of the shares of ALH stock not previously owned by Conseco and its subsidiaries (including the purchase of 6,086,957 shares of ALH stock by Bankers for $140.0 million); (ii) Partnership II distributed ALH shares to Conseco and its subsidiaries, representing their ownership interest in ALH through Partnership II (including the distribution of 376,021 shares to Bankers); and (iii) Conseco purchased additional newly issued shares of ALH stock. After the September 30, 1996 transactions, we own 7,707,799 shares of ALH stock, representing 40.8 percent of all outstanding common stock of ALH. Such common shares held by us had a cost of $150.9 million and a carrying value of $165.5 million at September 30, 1996.

     Effective September 30, 1996, ALH repaid the $125.0 million principal amount outstanding under its senior credit facility using the proceeds from its sale of newly issued shares to Conseco. This repayment resulted in an extraordinary charge ($.1 million was our share) in the third quarter of 1996.

     ALH's PIK Preferred pays annual dividends of 13 percent in additional shares of like-kind stock through 2006. Thereafter, dividends will be paid in cash at an annual rate of 15 percent. Our investment in ALH's PIK Preferred had a cost (including the value of dividends paid in like-kind stock) of $24.2 million and a carrying value of $29.3 million at September 30, 1996.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     RELATED PARTY TRANSACTIONS

     Effective January 1, 1996, the home office employees of Bankers became employees of Conseco. The services formerly provided by such employees are now provided by Conseco. Fees for these services and services provided by Conseco in 1996 and prior periods (including data processing, executive management and investment management services) are based on negotiated rates or Conseco's direct and directly allocable costs plus a 10 percent margin. Total fees paid to Conseco were $90.4 million and $12.0 million during the first nine months of 1996 and 1995, respectively.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     RESULTS OF OPERATIONS

     Financial data for periods subsequent to June 30, 1995 reflect the adoption of a new basis of accounting under the "push down" method and, accordingly, data for the 1995 period may not be comparable with data for the 1996 period. Significant accounting adjustments recorded as a result of the adoption of the new basis are described in the notes to the consolidated financial statements in our 1995 Form 10-K. Additional adjustments as a result of our common stock purchases during the first quarter of 1996 are described in the notes to the consolidated financial statements included in this Form 10-Q. These adjustments affect the comparability of operating data principally by replacing a portion of amortization expense for the cost of policies produced with amortization expense for the cost of policies purchased and goodwill, which have different amortization assumptions and bases.

     Nine months Ended September 30, 1996 Compared to the 1995 Periods Combined (Six Months Ended June 30, 1995, and Three Months Ended September 30, 1995)

     Insurance policy income increased 2.6 percent, to $961.8 million, in the first nine months of 1996 as a result of increases in Medicare supplement and long-term care premiums, which were largely offset by the anticipated decrease in comprehensive major medical product premiums resulting from prior steps taken to improve the profitability of this product.

     Net investment income increased 1.4 percent, to $191.0 million, in the first nine months of 1996. Average invested assets (amortized cost basis) increased to $3.5 billion in 1996 from $3.4 billion in 1995 while the yield earned on average invested assets declined to 7.3 percent in 1996 from 7.5 percent in 1995. Cash flows received during 1995 and the first nine months of 1996 (including cash flows from the sales of investments) were invested in lower-yielding securities due to the general decline in interest rates. Invested assets grew as a result of operations.

     Restructuring income in 1996 represents the gain realized as a result of the sale of Bankers' investment in Noble Broadcast Group, Inc., a private company that owns and operates 12 radio stations.

     Net realized gains and net trading income (losses) often fluctuate from period to period. Bankers sold $1.9 billion of investments (principally fixed maturity securities) in the first nine months of 1996, compared to $720.8 million in 1995 generating net realized gains of $5.9 million and trading losses of $1.4 million in 1996, compared to net realized gains of $20.3 million and trading income of $2.2 million in 1995. Net realized gains in the first nine months of 1995 also included: (i) a $2.2 million writedown of certain exchange-rate-linked securities as a result of foreign currency fluctuations; and (ii) a $3.8 million writedown of a corporate security as a result of changes in conditions which caused Bankers to conclude that a decline in the fair value of the security was other than temporary. There were no such writedowns in the first nine months of 1996.

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

     Other income (loss) is comprised primarily of experience rating refunds related to certain blocks of business which fluctuate based on the experience realized on such contracts.

     Insurance policy benefits increased .9 percent, to $715.2 million, in the first nine months of 1996. Such increase reflects improved experience in comparison to 1995 on increased business on which benefits are incurred.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     Amortization related to operations (consisting of amortization of the cost of policies purchased, the cost of policies produced and goodwill) decreased 2.6 percent, to $90.0 million, in the first nine months of 1996. Amortization related to operations in 1996 reflects the different amortization assumptions and bases as a result of adopting a new basis of accounting.

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

     We expensed some costs incurred after the adoption of the new accounting basis on policies issued prior to such date, which otherwise would have been deferred had it not been for the change in accounting basis (because they vary with and are primarily related to the production of the acquired interests in policies). Such costs are primarily comprised of certain commissions paid in excess of the ultimate commission rate which totaled approximately $5.3 million and have been included in operating expenses in the nine months ended September 30, 1996. However, such amounts were considered in determining the cost of policies purchased and related amortization.

     Amortization related to realized gains fluctuates as a result of the change in realized gains discussed above.

     Interest expense on annuities and financial products increased 6.7 percent, to $60.8 million in the first nine months of 1996 primarily due to the increase in annuity liabilities. The weighted average crediting rate for Bankers' annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.5 percent at September 30, 1996 and 1995.

     Interest expense on notes payable decreased 23 percent, to $18.1 million in the first nine months of 1996 due to the reduction in interest expense resulting from the repurchase of $148.3 million principal balance of BLH's 13 percent senior subordinated notes in March 1996 using the proceeds from our revolving credit facility. The weighted average interest rate on borrowings under the revolving credit facility for the first nine months of 1996 was 6.0 percent.

     Interest expense on investment borrowings did not fluctuate materially in the 1996 and 1995 periods. Bankers' average investment borrowings were $102.7 million and $106.3 million in the first nine months of 1996 and 1995, respectively, and interest rates paid on such borrowings during these periods were comparable.

     Income tax expense increased 21 percent, to $62.2 million in the first nine months of 1996 primarily due to the increase in pretax income. The effective tax rates of 37 percent for 1996 and 36 percent for 1995 exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Extraordinary charge in the first nine months of 1996 represents: (i) the $10.0 million loss recognized on the early extinguishment of $148.3 million principal balance of BLH's 13 percent senior subordinated notes and (ii) the $.1 million loss recognized on the early extinguishment by ALH of borrowings under its senior credit facility.

     Third Quarter of 1996 Compared to the Third Quarter of 1995

     Insurance policy income increased .4 percent, to $317.8 million in the third quarter of 1996 consistent with the explanation above for the nine month periods.

     Net investment income increased 5.3 percent, to $65.3 million in the third quarter of 1996. Average invested assets (amortized cost basis) increased to $3.7 billion in 1996 from $3.4 billion in 1995 while the yield earned on average invested assets declined to 7.4 percent in 1996 from 7.5 percent in 1995. The reduction in the yield earned and the increase in invested assets are consistent with the explanation above for the nine month periods.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


     Net realized gains and net trading income (losses) often fluctuate from period to period. Bankers sold $722.6 million of investments (principally fixed maturity securities) in the third quarter of 1996, compared to $248.5 million in 1995 generating net realized gains of $.6 million and trading gains of $.6 million in 1996, compared to net realized gains of $4.9 million and trading losses of $.3 million in 1995. Net realized gains in the third quarter of 1995 also included a $3.8 million writedown of a corporate security as a result of changes in conditions which caused the Company to conclude that a decline in the fair value of the security was other than temporary. There were no such writedowns in the third quarter of 1996.

     Other income (loss) is comprised primarily of experience rating refunds related to certain blocks of business which fluctuate based on the experience realized on such contracts.

     Insurance policy benefits decreased .8 percent, to $229.4 million in the third quarter of 1996, reflecting slightly improved experience in comparison to 1995 on increased business in force on which benefits are incurred.

     Amortization related to operations increased 9.6 percent, to $34.4 million in the third quarter of 1996. Amortization related to operations primarily reflects an increase in business inforce.

     Amortization related to realized gains fluctuates as a result of the change in realized gains discussed above.

     Interest expense on annuities and financial products increased 8.4 percent, to $20.6 million in the third quarter of 1996 primarily due to the increase in annuity liabilities consistent with the explanation for the nine month periods.

     Interest expense on notes payable decreased 28 percent, to $5.4 million in the third quarter of 1996. Such decrease is consistent with the explanation above for the nine month periods.

     Interest expense on investment borrowings in the third quarters of 1996 and 1995 primarily reflects changes in investment borrowing activities. Bankers' average investment borrowings were $121.6 million and $67.2 million in the third quarters of 1996 and 1995, respectively.

     Income tax expense increased 11 percent to $19.4 million in the third quarter of 1996 primarily due to the increase in pretax income. The effective tax rates of 38 percent for 1996 and 36 percent for 1995 exceeded the statutory corporate income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Extraordinary charge in the third quarter of 1996 represents the loss recognized on the early extinguishment by ALH of borrowings under its senior credit facility.

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

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES

     Premiums collected for the third quarter of 1996 were $378.6 million, of which $64.8 million were recorded as deposits to policy liability accounts. This compares to $357.7 million collected and $58.6 million recorded as deposits to policy liability accounts in the third quarter of 1995. Premiums collected for the nine months of 1996 were $1,136.5 million, of which $175.9 million were recorded as deposits to policy liability accounts. This compares to $1,143.7 million collected and $215.4 million recorded as deposits to liability accounts in the first nine months of 1995. Collected premiums by premium type were as follows:

                                                                 Three months ended        Nine months ended
                                                                    September 30,             September 30,
                                                                --------------------       ------------------
                                                                1996            1995       1996          1995
                                                                ----            ----       ----          ----
                                                                             (Dollars in millions)
Individual health
   Medicare supplement......................................      $150.3       $135.3   $   463.0    $   441.2
   Long-term care...........................................        49.3         39.7       142.2        116.8
   Other....................................................        18.9         21.8        59.1         71.9
                                                                  ------       ------   ---------    ---------

       Total individual health..............................       218.5        196.8       664.3        629.9
Annuities...................................................        60.4         57.6       169.0        208.3
Individual life.............................................        24.8         23.2        73.3         71.5
Group and other.............................................        74.9         80.1       229.9        234.0
                                                                  ------       ------   ---------    ---------

       Total................................................      $378.6       $357.7    $1,136.5     $1,143.7
                                                                  ======       ======    ========     ========

     Medicare supplement premiums increased 11 percent in the third quarter of 1996 and increased 4.9 percent in the first nine months of 1996, compared to the same periods in 1995. Such premiums accounted for 41 percent of total collected premiums in 1996, compared to 39 percent in 1995. The number of new Medicare supplement policies sold in the first nine months of 1996 totaled 33,777, down 30 percent compared to the first nine months of 1995. Annualized new business premiums from such new sales totaled $32.8 million in the first nine months of 1996, compared to $43.4 million in the first nine months of 1995. The decline in new Medicare supplement premiums reflects continued price competition and the efforts of Bankers' agents to conserve existing policies.

     Long-term care premiums increased 24 percent in the third quarter of 1996 and increased 22 percent in the first nine months of 1996, compared to the same periods in 1995. Such premiums accounted for 13 percent of total collected premiums in 1996, compared to 10 percent in 1995. The continued growth in this product line reflects new product introductions, the competitiveness of Bankers' products, the success of agent cross-selling activities, increased consumer awareness and demand and improved persistency on a larger basis of renewal premiums. Annualized premiums from new sales were $32.1 million in the first nine months of 1996, up 9.2 percent over the same period in 1995.

     Annuity premiums increased 4.9 percent in the third quarter of 1996 and decreased 19 percent in the first nine months of 1996, compared to the same periods in 1995. Industry wide annuity sales have been negatively affected during 1996 and the last half of 1995 by lower interest rates, which have made competing products relatively more attractive.

     Collected premiums for other individual health policies decreased 13 percent in the third quarter of 1996 and decreased 18 percent in the first nine months of 1996, compared to the same periods in 1995. The decrease, which was anticipated, follows steps taken previously to improve the profitability of the comprehensive major medical product included in this category.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1995, and September 30, 1996, reflect: (i) the growth in Bankers' assets and liabilities from operating activities; (ii) the additional investment in ALH ; (iii) the notes payable and capital stock transactions; (iv) the increase in investment borrowings; (v) the change in the net unrealized appreciation (depreciation) of fixed maturity securities; and (vi) the change in basis resulting from the increase in Conseco's ownership of Bankers during the first quarter of 1996 and the use of the "push down" method of accounting.

     Excluding the mark-to-market adjustment, the book value per share of common stock was $21.07 at September 30, 1996, and $19.47 at December 31, 1995; and the ratio of debt to shareholders' equity was 40 percent at September 30, 1996, and 31

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


percent at December 31, 1995. Including the mark-to-market adjustment, the book value per share of common stock was $20.51 at September 30, 1996, and $20.39 at December 31, 1995; and the ratio of debt to shareholders' equity was 41 percent at September 30, 1996, and 29 percent at December 31, 1995.

     Dividends declared on common stock for the nine months ended September 30, 1996 were $0.45 per share.

     INVESTMENTS

     At September 30, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                            Gross          Gross         Estimated
                                                           Amortized     unrealized     unrealized         fair
                                                             cost           gains         losses           value
                                                             ----           -----         ------           -----
                                                                           (Dollars in millions)
United States Treasury securities and obligations of
   United States government corporations and agencies..    $   41.3        $  .1          $  1.2        $   40.2
Obligations of states and political subdivisions.......         9.6           .1              .1             9.6
Debt securities issued by foreign governments..........        28.6           .1             1.3            27.4
Public utility securities..............................       467.5           .7            30.5           437.7
Other corporate securities.............................     1,742.6         10.5            46.7         1,706.4
Mortgage-backed securities.............................     1,014.2           .8            31.6           983.4
                                                           --------        -----          ------        --------

       Total...........................................    $3,303.8        $12.3          $111.4        $3,204.7
                                                           ========        =====          ======        ========

     The following table sets forth the investment ratings of fixed maturity securities at September 30, 1996 (designated categories include securities with "+" or "-" modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $34.2 million fair value of fixed maturity securities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB"; and Classes 4-6, "B and below":

                                                                        Percent of
                                                                ---------------------------
                                                                   Fixed           Total
                            Investment rating                   maturities      investments
                            -----------------                   ----------      -----------
                   AAA...............................              37%             32%
                   AA................................              10               9
                   A  ...............................              21              19
                   BBB...............................              25              22
                                                                  ---             ---

                      Investment-grade...............              93              82
                                                                  ---             ---

                   BB................................               6               5
                   B and below.......................               1               1
                                                                  ---             ---

                      Below investment-grade.........               7               6
                                                                  ---             ---

                   Total actively managed
                      fixed maturities...............             100%             88%
                                                                  ===              ==

     At September 30, 1996, our below investment grade fixed maturities had an amortized cost of $211.6 million and estimated fair value of $209.8 million.

     The Company's investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through the diversification and active management of our portfolio. As of September 30, 1996, there were no fixed maturity securities about which we had serious doubts as to the ability of the issuer to comply with the contractual terms of its obligations on a timely basis.

     During the first nine months of 1995, Bankers recorded realized losses for investment writedowns as follows: (i) a $2.2 million writedown of certain exchange-rate-linked securities as a result of foreign currency fluctuations; and (ii) a $3.8 million

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


writedown of a corporate security as a result of changes in conditions which caused Bankers to conclude that a decline was other than temporary. Bankers had no exchange-rate-linked securities at September 30, 1996.

     Sales of investments (principally fixed maturity securities) during the first nine months of 1996, generated proceeds of $1.9 billion and net realized gains of $5.9 million and trading losses of $1.4 million. Sales of investments during the first nine months of 1995 generated proceeds of $.7 billion and net realized gains of $20.3 million and trading income of $2.2 million.

     Investments in mortgage-backed securities at September 30, 1996, included collateralized mortgage obligations ("CMOs") of $464.8 million and mortgage-backed pass-through securities of $518.6 million. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches". These securities provide for sequential retirement of principal, rather than the retirement of principal on a pro rata basis, which return occurs on pass-through securities through regular monthly principal payments.

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

     In general, prepayments on the underlying mortgage loans, and on the securities backed by these loans, increase when prevailing interest rates decline significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Mortgage-backed securities purchased at a premium to par that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from prepayments are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As interest rates rise, prepayments decrease because fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase. This lowers the yield on mortgage-backed securities purchased at a discount, since the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, as a result of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities including CMOs at September 30, 1996, summarized by interest rates on the underlying collateral:

                                                                        Par           Amortized         Estimated
                                                                       value            cost           fair value
                                                                       -----            ----           ----------
                                                                                (Dollars in millions)
Below 7 percent...............................................       $  524.1          $  512.5           $491.9
7 percent - 8 percent.........................................          420.5             416.8            407.8
8 percent - 9 percent.........................................           66.0              66.7             66.2
9 percent and above...........................................           17.9              18.2             17.5
                                                                     --------          --------           ------

     Total mortgage-backed securities.........................       $1,028.5          $1,014.2           $983.4
                                                                     ========          ========           ======

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


    The amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1996, summarized by type of security, were as follows:

                                                                                                         Estimated fair value
                                                                                                        ------------------------
                                                                                                                   Percent of
                                                                                    Amortized                    fixed maturity
Type                                                                                   cost             Amount     securities
----                                                                                   ----             ------     ----------
                                                                                        (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes                      $  642.3            $620.7          19%
Planned amortization classes and accretion directed bonds.....                         328.4             319.5          10
Subordinated classes..........................................                          43.5              43.2           1
                                                                                    --------            ------         ---

                                                                                    $1,014.2            $983.4          30%
                                                                                    ========            ======          ==

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

     Reverse repurchase agreements and dollar-roll transactions are entered into to increase return on investments and improve liquidity. These transactions generally terminate after 30 days and are accounted for as short-term borrowings collateralized by pledged securities with book values approximately equal to the loan value. Such borrowings averaged approximately $102.7 million during the first nine months of 1996, compared to approximately $106.3 million during the same period of 1995.

     STATUTORY INFORMATION

     Bankers' life insurance subsidiaries are required to follow statutory accounting practices ("SAP") prescribed or permitted by state insurance regulators. SAP differs in many respects from generally accepted accounting principles. After appropriate eliminations of intercompany accounts, Bankers' life insurance subsidiaries reported combined statutory net income of $50.3 million for the nine months ended September 30, 1996, and the following amounts on their combined balance sheet at that date (dollars in millions):


         Statutory capital and surplus (a)..........................................            $339.3
         Asset valuation reserve ("AVR") (b)........................................              31.4
         Interest maintenance reserve ("IMR") (b)...................................              62.2
                                                                                                ------

              Total.................................................................            $432.9
                                                                                                ======

     (a) In connection with the acquisition of its life insurance subsidiaries, BLH increased the capital of BLI by providing $500.0 million of cash in exchange for a surplus debenture. As required by the regulatory authorities, the remaining unpaid principal of $400.0 million at September 30, 1996 ($430.0 million at December 31, 1995), is considered a part of statutory capital and surplus of BLI. BLI made a scheduled principal payment of $30.0 million plus accrued interest on the surplus debenture on March 29, 1996.





                                 BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


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

     Statutory regulations restrict the amount of capital and surplus of life insurance subsidiaries that may be transferred to the parent in the form of dividends, loans or advances. Payments to BLH by BLI of principal and interest on the surplus debenture may be made by BLI from its available funds only when the Illinois Department of Insurance ("DOI") is satisfied that the financial condition of BLI warrants that action. Such approval may not be withheld provided the surplus of BLI exceeds, after such payment, approximately $128.0 million. BLI's statutory surplus at September 30, 1996, was $339.3 million. All dividend payments by BLI are subject to prior written approval of the DOI. During the nine months ended September 30, 1996, BLI paid extraordinary dividends of $35.0 million to BLH.

     BLI's ability to service its obligation under the surplus debenture is dependent upon its ability to receive dividends and tax sharing payments from BLC. BLC may, upon prior notice to the DOI, pay dividends in any twelve-month period up to the greater of: (i) statutory net income for the prior year; or
(ii) 10 percent of statutory capital and surplus at the end of the prior year. Additionally, as a condition to its 1992 acquisition, BLC agreed not to pay dividends if, immediately after such payment, BLC's ratio of adjusted capital to risk-based capital ("RBC") would be less than 100 percent. Calculations using the RBC formula indicate that BLC's adjusted capital was greater than twice its total RBC at September 30, 1996. Dividends in excess of maximum amounts prescribed by the state statutes may not be paid without DOI approval. BLC paid regular dividends to BLI of $59.6 million during the first nine months of 1996. During the remainder of 1996, BLC may pay additional dividends up to $26.4 million without DOI approval.

                BANKERS LIFE HOLDING CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

        a)    Exhibits

              11  Computation of Earnings Per Share

              27  Financial Data Schedule

        b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        BANKERS LIFE HOLDING CORPORATION



Dated: November 13, 1996                 By:  /s/ ROLLIN M. DICK
                                              ------------------
                                              Rollin M. Dick
                                              Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)